Form 10-Q
period 2017-09-30
AIRXPANDERS INC
filed 2017-11-09
CIK 1387156

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, there were 95,943,408 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our operating performance and events or developments that we expect or anticipate will occur in the future that are based on management’s beliefs, assumptions and expectations and on information currently available to management. Any statements contained in this Quarterly Report on Form 10-Q that are not of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “believes,” “estimates,” ‘expects,” “intends,” or the negative of these words or other similar terms or expressions that involve risks and uncertainties which have not been based solely on historical facts but on our beliefs, assumptions and expectations about our future operating performance, events and results. The forward-looking statements are contained principally in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about:

●	the U.S. commercial market acceptance and U.S. sales of our product;

●	sufficiency of our cash balances and estimates of our cash needs;

●	our ability or the ability of third-party contract manufacturer to build our product in sufficient quantities or at required quality standards to satisfy anticipated demand;

●	our ability to manufacture our product at a lower cost in order to generate positive gross margins;

●	our expectations with respect to our ability to further commercialize our product in other markets;

●	our ability to develop and commercialize new products including our ability to obtain or maintain reimbursement for our current or new products;

●	our expectations with respect to our regulatory submissions and approvals; and

●	our expectations with respect to the integrity or capabilities of our intellectual property positions.

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

As of and For the Three and Nine Months Ended September 30, 2017

PART I. – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AirXpanders, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$9,875	$11,477
Short-term investments	20,946	—
Accounts receivable	751	118
Inventory	6,429	1,413
Prepaid expenses and other current assets	1,530	558
Total current assets	39,531	13,566
Property and equipment, net	4,419	1,879
Other assets	118	84
Total assets	$44,068	$15,529
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt, net of discount	$-	$1,195
Accounts payable	3,185	1,249
Accrued expenses	2,051	916
Total current liabilities	5,236	3,360
Long-term debt, less current portion, net of discount	14,520	-
Total liabilities	19,756	3,360
Commitments and Contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Class A common stock, $0.001 par value; 200,000,000 authorized; 95,906,958 and 79,241,708 shares issued and outstanding at September 30, 2017 and December 31, 2016	96	79
Class B common stock, $0.001 par value; 100,000,000 authorized; no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Additional paid-in capital	111,863	78,418
Accumulated deficit	(87,647)	(66,328)
Total stockholders' equity	24,312	12,169
Total liabilities and stockholders' equity	$44,068	$15,529

See accompanying notes to condensed consolidated financial statements.

AirXpanders, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net revenue	$1,159	$159	$2,116	$375
Cost of goods sold	1,638	1,280	6,363	3,189
Gross loss	(479)	(1,121)	(4,247)	(2,814)
Operating expenses:
Research and development	1,952	1,811	6,329	5,129
Selling, general and administrative	3,371	2,266	10,586	5,976
Total operating expenses	5,323	4,077	16,915	11,105
Operating loss	(5,802)	(5,198)	(21,162)	(13,919)
Other expense (income):
Interest expense	242	50	328	170
Other expense (income), net	(44)	(19)	(172)	(19)
Total other expense (income), net	198	31	156	151
Operating loss before income tax provision	(6,000)	(5,229)	(21,318)	(14,070)
Provision for income taxes	(1)	-	1	-
Net loss	(5,999)	(5,229)	(21,319)	(14,070)

Net loss per common share: basic and diluted	$(0.06)	$(0.07)	$(0.23)	$(0.19)

Weighted-average number of common shares used in computing net loss per common share: basic and diluted	95,901	79,201	93,104	73,898

Comprehensive Loss:
Net loss	$(5,999)	$(5,229)	$(21,319)	$(14,070)
Unrealized gain on investments	14	—	—	—
Total comprehensive loss	$(5,985)	$(5,229)	$(21,319)	$(14,070)

See accompanying notes to condensed consolidated financial statements.

AirXpanders, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(unaudited)

	Class A Common Stock
	Issued and Outstanding Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2016	79,241,708	$79	$78,418	(66,328)	$12,169
Issuance of Class A Common Stock for cash (net of issuance costs of $1,462)	16,304,348	16	32,633	—	32,649
Exercise of stock options and warrants, 388,673 shares net of 27,771 shares traded for exercise price	360,902	1	52	—	53
Issuance of warrants to purchase Class A Common Stock in connection with issuance of debt	—	—	227	—	227
Stock-based compensation	—	—	533	—	533
Net loss	—	—	—	(21,319)	(21,319)
Balance, September 30, 2017	95,906,958	$96	$111,863	(87,647)	$24,312

See accompanying notes to condensed consolidated financial statements.

AirXpanders, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(21,319)	$(14,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	343	226
Amortization of debt discount and deferred issuance cost	107	30
Inventory write-down and reserves	3,143	578
Stock-based compensation	533	316
Changes in operating assets and liabilities:
Accounts receivable	(633)	(134)
Inventory	(7,934)	(725)
Prepaid expenses and other assets	(991)	(654)
Accounts payable	1,032	492
Accrued expenses	909	99
Net cash used in operating activities	(24,810)	(13,842)
Cash flows from investing activities
Purchase of short-term investments	(24,953)	-
Maturities of short-term investments	3,992	-
Purchase of property and equipment	(1,978)	(804)
Net cash used in investing activities	(22,939)	(804)
Cash flows from financing activities
Proceeds from debt issuance, net of issuance costs	14,717	-
Principal payments on notes payable	(1,272)	(975)
Proceeds from issuance of common stock, net of issuance costs	32,649	14,159
Proceeds from exercise of stock options	53	1
Net cash provided by financing activities	46,147	13,185
Net decrease in cash and cash equivalents	(1,602)	(1,461)
Cash and cash equivalents — beginning of period	11,477	19,113
Cash and cash equivalents — end of period	$9,875	$17,652
Supplemental disclosure:
Cash paid for interest	$28	$112
Cash paid for taxes	$1	$-
Issuance of warrant for 277,778 shares of Class A Common Stock issued in connection with debt	$227	$-

See accompanying notes to condensed consolidated financial statements.

AirXpanders, Inc.

Notes to Condensed Consolidated Financial Statements

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

NOTE 2 – LIQUIDITY

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has incurred net losses and cash flow deficits from operations since its inception and has an accumulated deficit of $87.6 million at September 30, 2017. To date, the Company’s products have been approved for marketing and sales in Europe, Australia and the United States, and the Company started selling its product in Australia in 2015, and in the United States in 2017. Management expects operating losses and cash flow deficits to continue for the foreseeable future. The Company’s ability to achieve profitability is dependent primarily on its ability to gain market share in the U.S, build and maintain manufacturing capacity to support commercial launch in the U.S. and obtain a more profitable per unit manufacturing cost for its products. The Company believes our current cash balances will be sufficient to meet our anticipated cash requirements to fund our commercial launch of AeroForm in the United States in 2017, and build our supporting manufacturing infrastructure and salesforce to support our commercialization efforts for at least the next twelve months. The accompanying consolidated financial statements do not include any adjustments that may be needed if the Company were unable to continue as a going concern.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and the applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year. The condensed consolidated financial statements include the accounts of AirXpanders, Inc. and its Australian branch. Intercompany transactions and balances have been eliminated in consolidation. Certain amounts presented in prior periods have been reclassified to the current year presentation. Such changes had no effect on the previously reported net loss or accumulated deficit.

Foreign Currency

The Company transacts business in Australia. The functional currency of its branch office in Australia is the U.S. dollar. Monetary assets and liabilities are translated at the year-end exchange rate and non-monetary assets and liabilities are translated at historical rates and items in the statement of operations are translated at average rates with gains and losses from remeasurement being recorded in other expense (income), net in the accompanying condensed consolidated statements of operations and comprehensive loss. Foreign currency translation and remeasurement gains or losses included in other expense (income), net in the accompanying condensed consolidated statements of operations and comprehensive loss was a loss of $9,000 and a gain of $28,000 during the three months ended September 30, 2017 and 2016, respectively, and a gain of $35,000 and $37,000 during the nine months ended September 30, 2017 and 2016, respectively.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. The Company’s most significant estimates relate to sales returns and allowances, the valuation of its common stock prior to the IPO, valuation of stock options and valuation of its inventory at the lower of cost or market.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents. The Company maintains all of its U.S. cash balances at one financial institution, which at times may exceed the Federal Deposit Insurance Corporation (FDIC) limits of $250,000 for interest-bearing accounts. At September 30, 2017 and December 31, 2016, the Company had unrestricted cash balances of approximately $9.4 million and $10.8 million, respectively, that were in excess of the FDIC limits. The Company also maintains all of its Australian cash balance at one financial institution, which at times may exceed the Australian government guaranteed limit of approximately USD $195,000 (AU$ 250,000). At September 30, 2017 the Company had no cash balances that were in exess of the Australian guaranteed limit. At December 31, 2016, the Company had a cash balance of approximately $0.8 million that was in excess of the Australian guaranteed limit.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Short term investments are classified as “available-for-sale” and are reported at fair value with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income. As of September 30, 2017, the Company's investments consisted of U.S. Treasury Securities. The cost of securities sold is based on the specific identification method. The Company classifies its investments as current based on the nature of the investment and their availability for use in current operations. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades. At September 30, 2017 and December 31, 2016, the Company maintained balances of $30.6 million and $10.5 million, respectively, with one U.S. financial institution and the US dollar equivalent of approximately $0.2 million and $1.0 million, respectively, with one Australian financial institution.

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

Impairment of Long-Lived Assets

The Company's long-lived assets and other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. As of September 30, 2017 and December 31, 2016, the Company had not experienced impairment losses on its long-lived assets.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value on a recurring basis in the balance sheet as of the following dates (in thousands):

	September 30, 2017
	Fair Value Measurements
	Using Input Types
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,875	$—	$—	$9,875
Short-term investments	20,946	—	—	20,946
Total assets at fair value	$30,821	$-	$—	$30,821

	December 31, 2016
	Fair Value Measurements
	Using Input Types
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11,477	$—	$—	$11,477
Total assets at fair value	$11,477	$—	$—	$11,477

Long-term debt is valued at carrying value which is considered to be representative of its fair value based on current market rates available to the Company for comparable borrowing facilities as well as due to its short time of maturity (Level 2 measurement).

Revenue Recognition

The Company recognizes revenue from sales of its products in accordance with the Revenue Recognition Topic ASC 605. The Company recognizes revenue from product sales when the following four criteria are met: delivery has occurred, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collectability of the related receivable is reasonably assured. The Company offers a thirty day return policy and recognizes revenue net of sales returns and allowances. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. The Company allows for the return of product from customers within thirty days after the original sale and records estimated sales returns as a reduction of sales in the same period revenue is recognized. Sales return provisions are calculated based upon historical experience with actual returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded.

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

The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates that customers may have an inability to meet their financial obligations and receivable amounts are outstanding for an extended period beyond the invoice terms. In these cases, the Company uses assumptions and judgment, based on the best available facts and circumstances, to either record a specific allowance against these customer balances or to write the balances off. The accounts receivable aging is reviewed on a regular basis and write-offs are recorded on a case-by-case basis net of any amounts that may be collected. Allowance charges are recorded as operating expenses. Based on the Company’s customer analysis, it did not have an allowance for doubtful accounts at September 30, 2017 and December 31, 2016.

Concentration

Five customers contributed 23% and 54%, respectively, of the Company’s revenue for the three months ended September 30, 2017 and 2016. Five customers contributed 25% and 63%, respectively, of the Company’s revenue for the nine months ended September 30, 2017 and 2016. Five customers accounted for 36% of the accounts receivable balance at September 30, 2017. Three customers accounted for 58% of the accounts receivable balance at September 30, 2016. U.S. product sales are to hospitals and accounted for 85% and 74% of total revenues in the three and nine months ended September 30, 2017, respectively, with the remainder to hospitals in Australia. All product sales during the three and nine months ended September 30, 2016 were to hospitals in Australia.

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

Following is a table summarizing the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding for the three and nine months ended September 30, 2017 and 2016, respectively, as there effects would be antidilutive (in thousands):

	2017	2016
Shares of common stock issuable upon exercise of warrants	615	337
Shares of common stock issuable upon exercise of stock options	6,404	5,226
Potential common shares excluded from diluted net loss per share	7,019	5,563

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

          The Company assesses the adoption impact of recently issued accounting standards by the Financial Accounting Standards Board on our financial statements. The above describes the impact of newly issued standards as well as material updates to our previous assessments, if any, from our audited financial statements included in our registration statement on Form 10, as amended, filed with the SEC on July 17, 2017.

NOTE 4 – INVENTORY

Inventory consisted of the following at (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$2,150	$760
Work in progress	3,206	439
Finished goods	1,073	214
Inventory	$6,429	$1,413

The Company had recorded inventory provisions and write-downs to inventory to market value by $0.6 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively, and by $3.1 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at (in thousands):

	September 30,	December 31,
	2017	2016
Machinery and equipment	$2,668	$1,084
Computer equipment	232	161
Furniture and fixtures	281	84
Leasehold improvements	354	170
Software licenses	277	189
Office equipment	23	11
Construction in progress	1,619	872
Property and equipment, gross	5,454	2,571
Accumulated depreciation and amortization	(1,035)	(692)
Property and equipment, net	$4,419	$1,879

Depreciation and amortization expense amounted to $0.3 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at (in thousands):

	September 30,	December 31,
	2017	2016
Accrued compensation and benefits	$762	$425
Accrued rent payable	195	69
Accrued clinical trials services	-	177
Accrued inventory supplies	212	93
Accrued other	882	152
Total accrued expenses	$2,051	$916

NOTE 7 – DEBT FINANCING

January 2014 Debt

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

The Company recorded $4,000 and $24,000 to interest expense related to amortization of the debt discount and issuance costs for the three months ended September 30, 2017 and 2016, respectively, and $31,000 and $34,000 to interest expense related to amortization of the debt discount and issuance costs for the nine months ended September 30, 2017 and 2016, respectively. As of December 31, 2016, the unamortized discount and issuance cost was $31,000.

The Company recorded $30,000 and $50,000 of interest expense on the loans for the three months ended September 30, 2017 and 2016, respectively, and $0.1 million and $0.1 million of interest expense on the loans for the nine months ended September 30, 2017 and 2016, respectively. At December 31, 2016, $1.2 million was outstanding under this loan and security agreement. The loan was paid in full at maturity in July 2017. No amounts are available to borrow under the agreement.

August 2017 Debt

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

Under the loan and security agreement the Company is required to maintain a certain minimum level of revenues on a trailing six-month basis, subject to quarterly measurement through 2018, and monthly thereafter, in addition to complying with certain other covenants. The loan and security agreement also includes events of default, the occurrence and continuation of any of which provides the financial institution with the right to exercise remedies against us and the collateral securing the loans, including cash. These events of default include, among other things, the failure to pay amounts due under the credit facilities, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or properties (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations. A violation of any of these covenants or the occurrence of a material adverse change could result in a default under the loan and security, which would result in termination of all commitments and loans under the agreement and all amounts owing under the agreement to become immediately due and payable. As of September 30, 2017, the Company was in violation of one of these covenants. On November 9, 2017, the Company and the financial institution entered into the waiver and first amendment to the loan and security agreement, pursuant to which it received a waiver of the event of default for the September 30, 2017 noncompliance with a financial covenant, and modified certain financial covenants.

In connection with the loan and security agreement, the Company issued warrants to the financial institution for the purchase of 277,778 shares of its Common Stock with an exercise price of $1.62 per share. The fair value of the warrants of $227,000 on the date of issuance was recorded as additional debt discount.

The Company recorded $9,000 to interest expense related to amortization of the debt discount and issuance costs for the three and nine months ended September 30, 2017. As of September 30, 2017, the unamortized discount and issuance cost is $0.5 million.

The Company recorded $0.2 million of interest expense on the loans for the three and nine months ended September 30, 2017. At September 30, 2017, $15.0 million was outstanding under this loan and security agreement.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of September 30, 2017, the future rental commitments due under the lease are (in thousands):

Year ending December 31,
2017 (remaining 3 months)	$179
2018	835
2019	681
2020	18
2021 and beyond	-
Total	$1,713

The Company maintains an inventory purchase agreements with its third-party contract manufacturer in Coast Rica. The Company’s liability under this purchase commitment is generally restricted to a forecasted three month period. The Company estimates its open inventory purchase commitment as of September 30, 2017 was approximately $1.2 million. The Company recorded a $0.2 million inventory write-down to market value related to this commitment, which is included in accrued expenses in the accompanying condensed consolidated balance sheet.

Indemnifications

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The Company has a directors and officers’ liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company's management believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of September 30, 2017 and December 31, 2016.

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

In consideration for the license, AirXpanders pays Shalon Ventures a running royalty of 3% of net sales of the licensed invention. If the amount of royalties paid in a calendar year is less than $10,000, then AirXpanders shall also pay Shalon Ventures’ out of pocket costs for prosecuting and maintaining the relevant patents. Each party indemnifies the other for any liability arising out of its material breach of the license, or its gross negligence, intentional misconduct and illegal actions. AirXpanders also indemnifies Shalon Ventures for any liability arising out of the commercialization of products using the license. For the three months ended September 30, 2017 and 2016, respectively, the Company recorded approximately $35,000 and $5,000 in royalty fees, which is included in cost of goods sold in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2017 and 2016, respectively, the Company recorded approximately $0.1 million and $12,000 in royalty fees, which is included in cost of goods sold in the accompanying condensed consolidated statements of operations. Mr. Teddy Shalon is the Chief Executive Officer and sole shareholder of Shalon Ventures. Mr. Shalon and Mr. Barry Cheskin are each party to an agreement with Shalon Ventures, under which Shalon Ventures has agreed to pay Mr. Shalon 58%, and Mr. Cheskin 8%, of any royalties due to Shalon Ventures from AirXpanders under the Shalon Ventures License Agreement. Mr. Shalon was a director of the Company through May 2017, and a current stockholder of the Company. Mr. Cheskin is a director and stockholder of the Company. Mr. Cheskin is also the co-founder and chairman of the board of the Company.

NOTE 9 – COMMON STOCK

The Company's Certificate of Incorporation, as amended, authorize the Company to issue 300,000,000 shares of $0.001 par value common stock consisting of 200,000,000 shares of common stock Class A and 100,000,000 shares of common stock Class B. Class A common stockholders are entitled to dividends when and if declared by the Board of Directors, Class B common stockholders are not entitled to any dividends. The holder of each share of Class A common stock is entitled to one vote and holders of Class B common stock are not entitled to vote. At September 30, 2017 and December 31, 2016, no dividends had been declared for common stock. At September 30, 2017, 95,906,958 shares of common stock Class A and no shares of common stock Class B, respectively, were issued and outstanding.

In February 2017, the Company issued 16,304,348 shares of common stock in connection with an equity offering on the ASX. The Company raised a total of $32,648,406, net of issuance costs of $1,461,659.

NOTE 10 – CONVERTIBLE PREFERRED STOCK

The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 10,000,000 authorized shares of preferred stock, with rights and privileges for preferred stock to be determined by Company’s Board of Directors before issuing preferred shares. At September 30, 2017 and December 31, 2016, there were no outstanding shares of preferred stock.

NOTE 11 – STOCK-BASED COMPENSATION

The fair value of stock options is estimated on the grant date using the Black-Scholes valuation model and the assumptions noted in the following table.

	Nine Months Ended
	September 30,
	2017			2016
Expected terms (years)	5.27	-	10.0	5.54	-	6.08
Volatility	31.9	-	40.7%	33.8	-	34.9%
Risk-free rate	1.8	-	2.4%	1.18	-	1.43%
Dividend yield		—%			—%

Activity under the Plan is set forth below:

			Weighted	Weighted
			Average	Average
	Options	Number of	Exercise	Remaining
	Available	Options	Price	Contractual
	for Grant	Outstanding	per Share	Life in Years
Balance — December 31, 2016	1,600,878	5,355,702	$0.92	6.6
Additional shares reserved	1,584,834	—
Options granted	(1,709,517)	1,709,517	$1.90
Options exercised	—	(385,386)	$0.29
Shares traded for option exercises	27,771	—
Options forfeited/cancelled/repurchase	122,867	(122,867)	$1.54
Balance — September 30, 2017	1,626,833	6,556,966	$1.20	7.0
Vested or expected to vest at September 30, 2017		6,403,907	$1.18	7.0
Exercisable at September 30, 2017		4,103,232	$0.65	5.7

In connection with the grant of stock options to employees and non-employees, the Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of goods sold	$29	$6	$73	$30
Research and development	13	7	38	28
Selling, general and administrative	133	125	422	258
Total	$175	$138	$533	$316

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

AirXpanders was incorporated in Delaware in 2005 and is headquartered in Palo Alto, California. We have incurred net losses and cash flow deficits from operations since our inception. During the nine months ended September 30, 2017, we had revenues of approximately $2.1 million and a net loss of $21.1 million. Our accumulated deficit was approximately $87.6 million at September 30, 2017. To date, our products have been approved for marketing and sales in Europe, Australia and, most recently, in the U.S. We commenced the sale of our product in Australia in 2015, and in the U.S. in the first quarter of 2017.

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

In August 2017, we borrowed $15,000,000 under a loan and security agreement with Oxford Finance LLC, or Oxford, which matures in August 2022. Interest is paid monthly on the principal amount at a variable rate equal to the greater of (a) the thirty day LIBOR rate, or (b) 0.99%, plus 7.26% per annum. The loan is secured by substantially all of our assets, excluding intellectual property, which intellectual property is subject to a negative pledge in favor of Oxford. Under the terms of the agreement, interest-only payments are due monthly through September 2019, with principal payments commencing in October 2019, due in 35 equal monthly installments. If we are in compliance with certain financial milestones, the interest-only payments can be extended by twelve months through September 2020, in which case the principal payments would commence in October 2020, due in 23 equal monthly installments. A final fee of $1,200,000 is due at maturity (or acceleration or prepayment). Subject to a prepayment fee equal to between 0.5% to 2.0% of the principal amount of the prepaid amount, we can prepay the entire loan amount by providing a written five-day notice prior to such prepayment and paying all outstanding principal, interest, final payment fees and prepayment fees plus any default fees and all other sums that shall have become due and payable. In connection with the loan and security agreement, we issued warrants to Oxford for the purchase of 277,778 shares of our common stock with an execise price of $1.62 per share.

Critical Accounting Policies and Estimates

The preparation of our financial statements conforms to accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments in applying our accounting policies that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an ongoing basis, management evaluates its estimates including those related to sales returns and allowances, bad debts, inventory valuations, impairment and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates.

There were no significant changes in our critical accounting policies during the nine months ended September 30, 2017. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10 for a complete discussion of our critical accounting policies.

Liquidity and Going Concern

As we have limited commercialization of our product, we are generating a small amount of revenue and are not cash flow positive or profitable. Our net revenue from sales of AeroForm was approximately $0.6 million for the year ended December 31, 2016 and, as of December 31, 2016, we had cash and cash equivalents of approximately $11.5 million. Our existing capital, which, since February 2017, includes $32.6 million in net proceeds raised from an equity offering on the ASX, and $15.0 million, net issuance costs, from borrowings under a loan and security agreement.  We believe our current cash balances will be sufficient to meet our anticipated cash requirements to fund our commercial launch of AeroForm in the U.S. in 2017, and build our supporting manufacturing infrastructure and salesforce to support our commercialization efforts for at least the next twelve months.

Results of Operations

The following table sets forth significant components of our results of operations for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Net revenue	$1,159	$159	$2,116	$375
Cost of goods sold	1,638	1,280	6,363	3,189
Gross loss	(479)	(1,121)	(4,247)	(2,814)
Operating expenses:
Research and development	1,952	1,811	6,329	5,129
Selling, general and administrative	3,371	2,266	10,586	5,976
Total operating expenses	5,323	4,077	16,915	11,105
Operating loss	(5,802)	(5,198)	(21,162)	(13,919)
Other expense (income):
Interest expense	242	50	328	170
Other expense (income)	(44)	(19)	(172)	(19)
Total other expense (income), net	198	31	156	151
Operating loss before income tax provision	(6,000)	(5,229)	(21,318)	(14,070)
Provision for income taxes	(1)	-	1	—
Net loss and comprehensive loss	$(5,999)	$(5,229)	$(21,319)	$(14,070)

Three and Nine Months Ended September 30, 2017 compared to Three and Nine Months Ended September 30, 2016

Revenue and Cost of Goods Sold

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Net revenue	$1,159	$159	$2,116	$375
Cost of goods sold	1,638	1,280	6,363	3,189
Gross loss	$(479)	$(1,121)	$(4,247)	$(2,814)

The Company commenced commercial operations in the United States in the first quarter of 2017.

Net revenue. The increase in revenue of $1.0 million in the third quarter of 2017 relative to the comparable period in 2016 was a result of the commencement of commercial operations in the United States in the first quarter of 2017. The increase in revenue of $1.7 million in the nine months ended September 30, 2017 relative to the comparable period in 2016 was a result of the commencement of commercial operations in the United States in the first quarter of 2017, resulting in revenue of $1.6 million, as well as an increase in Australia revenue due to continued growth in unit sales.

Cost of Goods Sold. The increase in cost of goods sold of $0.4 million in the third quarter of 2017 relative to the comparable period of 2016 was primarily related to an increase in revenue. In addition, we recorded an inventory write-down and other inventory reserves of $0.6 million in the third quarter of 2017 relative to approximately $0.6 million in the comparable period in 2016, primarily related to lower of cost or market, or LCM, adjustments. The increase in cost of goods sold of $3.2 million in the nine months ended September 30, 2017 relative to the comparable period of 2016 was primarily related to an increase in revenue. In addition, we recorded an inventory write-down and other inventory reserves of $3.1 million in the nine months ended September 30, 2017 relative to approximately $1.0 million in the comparable period in 2016, primarily related to lower of cost or market, or LCM, adjustments.

We expect to continue to experience gross losses in 2017 as we continue to manufacture our products at volumes not sufficient to reduce the cost to manufacture to allow positive gross profit given the current forecasted average selling prices in the U.S. and reimbursement rates (which determine pricing to hospitals) in Australia.

Total Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		QTD Change	YTD Change
	2017	2016	2017	2016	%	%
	(in thousands)
Research and development	$1,952	$1,811	$6,329	$5,129	8%	23%
Selling, general and administrative	3,371	2,266	10,586	5,976	49%	77%
Total operating expenses	$5,323	$4,077	$16,915	$11,105	31%	52%

Research and Development Expense. Research and development expenses increased by $0.1 million in the third quarter of 2017 relative to the comparable period of 2016, primarily due to an increase in expenses of $0.3 million associated with the expansion of manufacturing capability at our third-party contract manufacturer and other precommercial manufacturing-related development projects, and an increase in personnel expenses of $0.2 million, due to an increase in the number of employees and contractors, partially offset by a decrease in costs associated with research and development projects of $0.4 million. Research and development expenses increased by $1.2 million in the nine months ended September 30, 2017 relative to the comparable period of 2016, primarily due to an increase in expenses, including related travel expenses, associated with the expansion of manufacturing capability at our third-party contract manufacturer of $0.8 million, and an increase in personnel expenses of $0.6 million due to an increase in the number of employees.

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $1.1 million in the third quarter of 2017 relative to the comparable period of 2016, principally due an increase in personnel expenses of $0.8 million as we hired our initial sales force in the United States and other key personnel to develop infrastructure to support commercialization efforts in the U.S. Marketing expenses, primarily public relations, advertising and product evaluations and demonstration units, increased by $0.1 million to support the commercial launch in the United States.

Selling, general and administrative expense increased by $4.6 million in the nine months ended September 30, 2017 relative to the comparable period of 2016, principally due an increase in personnel expenses of $2.9 million as we hired our initial sales force in the United States and other key personnel to develop infrastructure to support commercialization efforts in the U.S. Marketing expenses, primarily public relations, advertising and product evaluations and demonstration units, increased by $0.9 million to support the commercial launch in the United States. Professional service and consulting fees increased by $0.5 million primarily due to director search fees and increased legal and other consulting expenses.

Total Other Expense (Income), Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)
Interest expense	$242	$50	$328	$170
Other expense (income), net	(44)	(19)	(172)	(19)
Total other expense (income), net	$198	$31	$156	$151

Interest Expense. The increase in interest expense in the third quarter of 2017 and the nine months ended September 30, 2017, and relative to the comparable period in 2016 was due to higher outstanding debt balances.

Other expense (income), net. Net other income increased nominally in the third quarter of 2017 relative to the comparable period in 2016 due to a decrease in foreign currency translation and remeasurement losses, and an increase in interest income due to an increase in cash balances invested in interest bearing investments. Net other income increased by $153,000 in the nine months ended September 30, 2017 relative to the comparable period in 2016 due to an increase in foreign currency translation and remeasurement gains, and an increase in interest income due to an increase in cash balances invested in interest bearing investments.

 Liquidity and Capital Resources

We have incurred losses since our inception in 2005 including net losses after taxes of $19.4 million, $11.2 million and $7.0 million in 2016, 2015 and 2014, respectively, and as of September 30, 2017, we had an accumulated deficit of approximately $87.6 million. We have financed our operations from a combination of sales of equity securities, the issuance of convertible term notes and the issuance of debt.

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

Under the loan and security agreement we are required to maintain a certain minimum level of revenues on a trailing six-month basis, subject to quarterly measurement through 2018, and monthly thereafter, in addition to complying with certain other covenants. The loan and security agreement also includes events of default, the occurrence and continuation of any of which provides the financial institution with the right to exercise remedies against us and the collateral securing the loans, including cash. These events of default include, among other things, the failure to pay amounts due under the credit facilities, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or properties (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations. A violation of any of these covenants or the occurrence of a material adverse change could result in a default under the loan and security, which would result in termination of all commitments and loans under the agreement and all amounts owing under the agreement to become immediately due and payable. As of September 30, 2017, we were in violation of one of these covenants. On November 9, 2017, we entered into the waiver and first amendment to the loan and security agreement with Oxford, pursuant to which it received a waiver of the event default for the September 30, 2017 noncompliance with a financial covenant, and modified certain future covenants.

We believe that our cash balance as of September 30, 2017, is sufficient to remain in operations for at least the next twelve months.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(24,810)	$(13,842)
Net cash used in investing activities	(22,939)	(804)
Net cash provided by financing activities	46,147	13,185
Net decrease in cash and cash equivalents	$(1,602)	$(1,461)

Cash Flows from Operating Activities

For the nine months ended September 30, 2017, cash used in operating activities of $24.8 million resulted primarily from a net loss of $21.3 million, reduced by noncash adjustments, primarily inventory reserve adjustments of $3.1 million and stock based compensation of $0.5 million. Additional operating cash requirements consisted of $7.9 million for inventory purchases to support a ramp up in commercial activity in advance of a U.S. launch.

For the nine months ended September 30, 2016, cash used in operating activities of $13.8 million resulted primarily from a net loss of $14.1 million, reduced by noncash adjustments, primarily inventory reserve adjustments of $0.6 million and stock based compensation of $0.3 million. Additional operating cash requirements consisted of $0.7 million for inventory purchases to support commercial activity in Australia.

Cash Flows from Investing Activities

For the nine months ended September 30, 2017, cash used in investing activities consisted of $21.0 million for the purchase of short-term investments, net of maturities, and $2.0 million for capital expenditures to support scaling up of manufacturing capacity.

For the nine months ended September 30, 2016, cash used in investing activities consisted of $0.8 million for capital expenditures to support scaling up of manufacturing capacity.

 Cash Flows from Financing Activities

For the nine months ended September 30, 2017, cash provided by financing activities of $46.1 million resulted primarily from approximately $32.6 million in net proceeds from our February 2017 equity offering in which we issued approximately 16.3 million shares of Common Stock, and $14.7 million in net proceeds from our August 2017 debt issuance. This was slightly offset by $1.3 million in principal payments we made on our outstanding note due July 2017.

For the nine months ended September 30, 2016, cash provided by financing activities of $13.2 million resulted primarily from approximately $14.2 million in net proceeds from our June 2016 equity offering in which we issued approximately 8.8 million shares of Common Stock. This was slightly offset by $1.0 million in principal payments we made on our outstanding note due July 2017.

Funding Considerations

As of September 30, 2017, our primary source of liquidity was our cash, cash equivalents and short-term investments on hand of approximately $27.2 million. In August 2017, we received $15.0 million, net of issuance cost, from borrowings under a loan and security agreement. We believe our current cash balances will be sufficient to meet our anticipated cash requirements to fund our commercial launch of AeroForm in the U.S. in 2017, and build our supporting manufacturing infrastructure and salesforce to support our commercialization efforts for at least the next twelve months.

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

Off–Balance Sheet Arrangements

As of September 30, 2017, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries.

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

The following table summarizes our outstanding contractual obligations as of September 30, 2017:

		Remaining
		Three Months			2022
	Total	2017	2018-2019	2020-2021	and beyond
	(in thousands)
Operating lease obligations	$1,713	$179	$1,516	$18	$—
Debt payments (interest and principal)	20,615	325	4,279	11,726	4,285
	$22,328	$504	$5,795	$11,744	$4,285

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

Interest Rate Sensitivity

Our cash balances of $30.8 million at September 30, 2017 consisted of cash, money market funds and investments in U.S. Treasury Securities, all of which will be used or be available for working capital purposes. We do not enter into investments for trading or speculative purposes. When excess cash is available for investment, the goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States and Australia. Because of the short-term nature of our cash, cash equivalents and short-term investments, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates. The continuation of historically low interest rates in the United States will limit our earnings on investments held in U.S. dollars.

Our debt bears interest at a variable rate, so interest expense and cash flows could be adversely affected by changes in interest rates. Interest rates for our debt can fluctuate based on changes in market interest rates. As of September 30, 2017, the outstanding principal balance of short-term and long-term debt was $15.0 million.

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

Through 2016, we generated all of our revenue and receivables in the Australian dollar (A$). Fluctuations in the exchange rate of the U.S. dollar against the Australian dollar, may result in foreign currency exchange gains and losses that may significantly impact our financial results. The first nine months of 2017, foreign currency translation and remeasurement losses included in other expense (income), net in the consolidated statements of operations and comprehensive loss was approximately $9,000. In 2016 and 2015, foreign currency translation and remeasurement gains or losses included in other expense (income), net in the consolidated statements of operations and comprehensive loss was a loss of under $0.1 million and a gain of $0.3 million, respectively. There were no foreign currency gains or losses in 2014.

All of the proceeds from our 2016 and 2015 offerings were denominated in Australian dollars and as of September 30, 2017 we held approximately U.S.$0.2 million denominated as Australian dollars. Accordingly, we have had and will continue to have exposure to foreign currency exchange rate fluctuations. A change of 10% or more in foreign currency exchange rates of the Australian dollar could have a material impact on our financial position and results of operations if our revenue continues to be denominated in or if we retain a substantial portion of our cash and cash equivalents in Australian dollars.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, prior to the filing of this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective.

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

As we have limited commercialization of our product, we are generating a small amount of revenue and are not cash flow positive or profitable. Our net revenue from sales of AeroForm was approximately $2.1 million for the nine months ended September 30, 2017, and $0.6 million for the year ended December 31, 2016 and, as of September 30, 2017, we had cash, cash equivalents and short-term investments of approximately $30.8 million. Our existing capital, which since February 2017 includes $32.6 million in net cash proceeds raised from an equity offering on the ASX, and borrowings of $15.0 million, less issuance costs, may be insufficient to meet our requirements. These requirements include, but not limited to, funding our initial and full commercial launch of AeroForm in the U.S., building our supporting manufacturing infrastructure, building a dependable partnership with our contract manufacturer, building our salesforce to support our commercialization efforts, conducting clinical trials, obtaining regulatory approvals, and covering any losses.

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

We are a U.S. based medical device company with a limited history of operations and have limited commercial experience with our product. Medical device product development is a speculative undertaking and involves a substantial degree of risk. To date, we have focused on developing our sole product, AeroForm, and currently have no other products in development. We have incurred net losses since our inception, including net losses of approximately $21.1 million in the nine months ended September 30, 2017, $19.4 million in 2016, $11.2 million in 2015 and $7.0 million in 2014. As of September 30, 2017, our accumulated deficit was approximately $87.6 million. Although we have started to generate revenues from sales in Australia and are beginning commercialization activities in the U.S., we expect to continue to incur significant operating losses for the near future as we incur costs, including those associated with commercializing our products, building our supporting manufacturing infrastructure, building a dependable partnership with our contract manufacturer, conducting ongoing clinical trials that the FDA may require to ensure that our product is maintaining compliance, attempting to secure regulatory approvals for our products in Europe and Asia as well as the increased costs associated with being a public company in the U.S. with equity securities listed on the ASX.

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

As of September 30, 2017, our principal stockholders beneficially owned a substantial percentage of our voting stock. If these significant stockholders were to act together, they would be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, there is a risk that these stockholders, although unrelated to each other, may make collective decisions that do not accord with, or are not in the best interests of, other stockholders and CDI holders. For example, the principal stockholders could, through their concentration of ownership, delay or prevent a change of control, even if a change of control is in the best interests of our other stockholders and CDI holders.

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

Item 2.     Unregistered Sales of Equity Securities

None

Item 5. Other Information

On November 6, 2017, we entered into an amended and restated the offer letter with Scott Murcray, our Chief Financial Officer and Chief Operating Officer, to revise the change of control provisions related to his unvested stock options. Under the terms of the new offer letter, in the event we terminate Mr. Murcray’s employment without cause, as a result of or within 12 months of a change of control, 50% of all Mr. Murcray’s unvested options shall be deemed immediately vested and exercisable, and the remaining options shall vest equally each month over the following 12 months, provided Mr. Murcray makes himself reasonably available to provide services to the acquiring company. Such benefit is subject to the execution of an acceptable release of claims form by Mr. Murcray within the prescribed 45 days. No other changes were made to the original offer letter.

On November 9, 2017, we entered into the waiver and first amendment to the loan and security agreement (the "Amendment") with Oxford, pursuant to which it received a waiver of the event default for the September 30, 2017 noncompliance with a financial covenant, and modified certain future covenants.

The foregoing descriptions of the Amendment are a summary of the terms and is qualified in its entirety by reference to the Amendment, which we expect to file as an exhibit to our Annual Report on Form 10-K for the year ending December 31, 2017.

Item 6. Exhibits

Exhibit No.	Description of Document

3.1*	Amended and Restated Certificate of Incorporation

3.2*	Amended and Restated By-Laws

10.1**	Loan and Security Agreement between Registrant and Oxford Finance LLC dated August 4, 2017

10.2**	Warrants to Purchase Common Stock issued to Oxford Finance LLC on August 4, 2017

10.3***+	Offer Letter, as amended and restated on November 6, 2017, between AirXpanders, Inc. and Scott Murcray

31.1***	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Excha

31.2***	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

32.1****	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.1****	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Database

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

*	Previously filed as the similarly numbered exhibit to the Form 10 (File No. 000-55781), filed with the Securities and Exchange Commission on July 17, 2017, and incorporated by reference herein.
**	Previously filed as exhibit to the Form 10-Q (File No. 000-55781), filed with the Securities and Exchange Commission on August 9, 2017, and incorporated by reference herein.
***	Filed herewith
****

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

+	Management contract, compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

AirXpanders, Inc. (Registrant)

	By:	/s/ Scott Murcray
Name: Scott Murcray
Date: November 9, 2017		Title: Chief Financial Officer and Chief Operating Officer