Form 10-Q
period 2018-03-31
AIRXPANDERS INC
filed 2018-05-03
CIK 1387156

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 23, 2018, there were 95,943,409 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our operating performance and events or developments that we expect or anticipate will occur in the future that are based on management’s beliefs, assumptions and expectations and on information currently available to management. Any statements contained in this Quarterly Report on Form 10-Q that are not of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” "should," “could,” "plan," “believes,” “estimates,” ‘expects,” “intends,” or the negative of these words or other similar terms or expressions that involve risks and uncertainties which have not been based solely on historical facts but on our beliefs, assumptions and expectations about our future operating performance, events and results. The forward-looking statements are contained principally in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about:

●	our ability to raise additional funding and continue as a going concern;

●	our ability to comply with covenants and obligations under our loan agreement;

●	the U.S. commercial market acceptance and U.S. sales of our product;

●	our ability or the ability of third-party contract manufacturer to build our product in sufficient quantities or at required quality standards to satisfy anticipated demand;

●	our ability to manufacture our product at a lower cost in order to generate positive gross margins;

●	our ability to obtain or maintain reimbursement for our current or new products; and

●	our expectations with respect to the integrity or capabilities of our intellectual property positions.

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

As of and For the Three Months Ended March 31, 2018

PART I. – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AirXpanders, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$1,182	$4,162
Short-term investments	12,441	18,428
Accounts receivable, net	1,118	1,022
Inventory	10,890	8,132
Prepaid expenses and other current assets	1,129	1,018
Total current assets	26,760	32,762
Property and equipment, net	4,390	4,435
Other assets	129	129
Total assets	$31,279	$37,326
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt, net of discount	$—	$—
Accounts payable	4,036	3,345
Accrued expenses	1,899	2,521
Total current liabilities	5,935	5,866
Long-term debt, less current portion, net of discount	14,748	14,624
Total liabilities	20,683	20,490
Commitments and Contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Class A common stock, $0.001 par value; 200,000,000 authorized; 95,943,409 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	96	96
Class B common stock, $0.001 par value; 100,000,000 authorized; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Additional paid-in capital	112,255	112,045
Accumulated other comprehensive income	(1)	6
Accumulated deficit	(101,754)	(95,311)
Total stockholders' equity	10,596	16,836
Total liabilities and stockholders' equity	$31,279	$37,326

See accompanying notes to condensed consolidated financial statements.

AirXpanders, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017

Net revenue	$1,754	$257
Cost of goods sold	2,356	2,030
Gross loss	(602)	(1,773)
Operating expenses:
Research and development	1,450	2,058
Selling, general and administrative	3,983	3,491
Total operating expenses	5,433	5,549
Operating loss	(6,035)	(7,322)
Other expense (income):
Interest expense	460	47
Other income, net	(52)	(71)
Total other expense (income), net	408	(24)
Operating loss before income tax provision	(6,443)	(7,298)
Provision for income taxes	—	—
Net loss	(6,443)	(7,298)

Net loss per common share: basic and diluted	$(0.07)	$(0.08)

Weighted-average number of common shares used in computing net loss per common share: basic and diluted	95,943	87,432

Comprehensive Loss:
Net loss	$(6,443)	$(7,298)
Unrealized loss on investments	7	—
Total comprehensive loss	$(6,450)	$(7,298)

See accompanying notes to condensed consolidated financial statements.

AirXpanders, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(unaudited)

	Class A Common Stock
	Issued and Outstanding Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2017	95,943,409	$96	$112,045	$6	$(95,311)	$16,836
Stock-based compensation	—	—	210	—	—	210
Unrealized loss on investments	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(6,443)	(6,443)
Balance, March 31, 2018	95,943,409	$96	$112,255	$(1)	$(101,754)	$10,596

See accompanying notes to condensed consolidated financial statements.

AirXpanders, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(6,443)	$(7,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	304	80
Amortization of debt discount and deferred issuance cost	124	33
Inventory write-down and reserves	698	786
Sales return reserve	(6)	-
Stock-based compensation	210	123
Changes in operating assets and liabilities:
Accounts receivable	(90)	(72)
Inventory	(3,456)	(1,087)
Prepaid expenses and other assets	(119)	(188)
Accounts payable	982	533
Accrued expenses	(621)	518
Net cash used in operating activities	(8,417)	(6,572)
Cash flows from investing activities
Purchase of short-term investments	-	(24,953)
Maturities of short-term investments	5,987	-
Purchase of property and equipment	(550)	(370)
Net cash provided by (used in) investing activities	5,437	(25,323)
Cash flows from financing activities
Principal payments on notes payable	-	(375)
Proceeds from issuance of common stock, net of issuance costs	-	32,649
Proceeds from exercise of stock options	-	36
Net cash provided by financing activities	-	32,310
Net decrease (increase) in cash and cash equivalents	(2,980)	415
Cash and cash equivalents — beginning of period	4,162	11,477
Cash and cash equivalents — end of period	$1,182	$11,892
Supplemental disclosure:
Cash paid for interest	$318	$14
Cash paid for taxes	$-	$1

See accompanying notes to condensed consolidated financial statements.

AirXpanders, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

AirXpanders, Inc. and its Australian branch (“AirXpanders” or the “Company”) is a Delaware corporation formed on March 17, 2005, and is headquartered in Palo Alto, California. The Company's principal business is to design, manufacture, sell and distribute medical devices used in two-stage breast reconstruction procedures following mastectomy. AirXpanders' AeroForm Tissue Expander System (AeroForm) is a needle-free, patient-controlled tissue expander used in patients undergoing two-stage breast reconstruction following mastectomy prior to the insertion of a breast implant. AeroForm was granted its first CE mark in Europe in October 2012, was approved by Australia’s Therapeutic Goods Administration in October 2013, commenced its initial marketing release of AeroForm in Australia in January 2015, and was granted its U.S. Food and Drug Administration, or FDA, de novo marketing authorization in December 2016 (as a Class II medical device). To date, the Company has been primarily engaged in developing and launching its initial product technology, completing clinical trials, building the manufacturing infrastructure to support commercialization efforts, recruiting key personnel and raising capital.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has incurred net losses and cash flow deficits from operations since its inception and has an accumulated deficit of $101.7 million at March 31, 2018. To date, the Company’s products have been approved for marketing and sales in Europe, Australia and the United States, and the Company started selling its product in Australia in 2015, and in the United States in 2017. Management expects operating losses and cash flow deficits to continue for the foreseeable future. The Company’s ability to achieve profitability is dependent primarily on its ability to gain market share in the U.S, build and maintain manufacturing capacity to support commercial launch in the U.S. and obtain a more profitable per unit manufacturing cost for its products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least a year after the issuance date of the accompanying condensed consolidated financial statements.The Company plans to address  these conditions by raising capital through equity or debt financings, or a combination of both, from outside current and new investors and institutions. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company. The accompanying condensed consolidated financial statements do not include any adjustments that may be needed if the Company were unable to continue as a going concern.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year. The condensed consolidated financial statements include the accounts of AirXpanders, Inc. and its Australian branch. Intercompany transactions and balances have been eliminated in consolidation. Certain amounts presented in prior periods have been reclassified to the current year presentation. Such changes had no effect on the previously reported net loss or accumulated deficit.

Foreign Currency

The Company transacts business in Australia. The functional currency of its Australian branch is the U.S. dollar. Monetary assets and liabilities are translated at the year-end exchange rate and non-monetary assets and liabilities are translated at historical rates and items in the statement of operations are translated at average rates with gains and losses from remeasurement being recorded in other expense (income), net in the accompanying condensed consolidated statements of operations and comprehensive loss. Foreign currency translation and remeasurement gains or losses included in other expense (income), net in the accompanying condensed consolidated statements of operations and comprehensive loss was a loss of $0.1 million and a gain of $0.1 million during the three months ended March 31, 2018 and 2017, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents. The Company maintains all of its U.S. cash balances at one financial institution, which at times may exceed the Federal Deposit Insurance Corporation (FDIC) limits of $250,000 for interest-bearing accounts. At March 31,2018 and December 31, 2017, the Company had unrestricted cash balances of approximately $0.7 million and $3.7 million, respectively, that were in excess of the FDIC limits. The Company currently maintains its Australian cash balances at two financial institutions, which, at times, may exceed the Australian government guaranteed limit of USD $0.2 million (AU$250,000). At March 31,2018 and December 31, 2017, the Company had no cash balances that were in excess of the Australian guaranteed limit. At March 31, 2018 and December 31, 2017, the Company maintained cash and investment balances of $13.4million and $22.4 million, respectively, with one U.S. financial institution.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Short term investments are classified as “available-for-sale” and are reported at fair value with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive loss. Gross realized gains and losses on sales and maturities of securities are recorded in other expense (income), net, in our statement of operations. As of  March 31, 2018 and December 31, 2017, the Company's investments consisted of U.S. Treasury Securities, and amortized cost approximated fair value. The cost of securities sold is based on the specific identification method. The Company classifies its investments as current based on the nature of the investment and their availability for use in current operations. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades.

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

Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition of an asset, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in the condensed consolidated statement of operations.

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Through March 31, 2018, the Company had not experienced impairment losses on its long-lived assets.

Fair Value of Financial Instruments

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic No. 820, Fair Value Measurement (“ASC 820” ), which clarifies fair value as an exit price, establishes a hierarchal disclosure framework for measuring fair value, and requires extended disclosures about fair value measurements. The provisions of ASC 820 apply to all financial assets and liabilities measured at fair value.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value on a recurring basis in the balance sheet as of the following dates (in thousands):

	March 31, 2018
	Fair Value Measurements
	Using Input Types
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,182	$—	$—	$1,182
Short-term investments	12,441	—	—	12,441
Total assets at fair value	$13,623	$—	$—	$13,623

	Dec 31, 2017
	Fair Value Measurements
	Using Input Types
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,162	$—	$—	$4,162
Short-term investments	18,428	—	—	18,428
Total assets at fair value	$22,590	$—	$—	$22,590

Long-term debt is valued at carrying value which is considered to be representative of its fair value based on current market rates available to the Company for comparable borrowing facilities as well as due to its short time of maturity (Level 2 measurement).

Revenue Recognition

The Company recognizes revenue from sales of its products in accordance with the Revenue Recognition Topic ASC 605. The Company recognizes revenue from product sales when the following four criteria are met: delivery has occurred, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collectability of the related receivable is reasonably assured. The Company recognizes revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required of the Company or any written matters requiring customer acceptance. Revenue recognition generally occurs upon either shipment or implantation of the device. In the United States, the Company offers a thirty day return policy and recognizes revenue net of sales returns and allowances. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded.

The Company has established an allowance for sales returns of $0.2 million as of March 31, 2018 and December 31, 2017, respectively, recorded net against accounts receivable in the balance sheet. No amount was recorded as of March 31, 2017, as a majority of sales were recorded in Australia where revenue is recognized upon implantation of the Company's device.

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

The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates that customers may have an inability to meet their financial obligations and receivable amounts are outstanding for an extended period beyond the invoice terms. In these cases, the Company uses assumptions and judgment, based on the best available facts and circumstances, to either record a specific allowance against these customer balances or to write the balances off. The accounts receivable aging is reviewed on a regular basis and write-offs are recorded on a case-by-case basis net of any amounts that may be collected. Allowance charges are recorded as operating expenses. Based on the Company’s customer analysis, it did not have an allowance for doubtful accounts at March 31, 2018 and December 31, 2017.

Revenue and Receivables Concentration

No customer accounts for more than 10% of net revenues for three months ended March 31, 2018, or of the accounts receivable balance as of March 31, 2018 and December 31, 2017. Four customers contributed 51% of the Company’s revenue for the three months ended March 31, 2017. U.S. product sales are to hospitals and accounted for 89% and 40% of total net revenues for the three months ended March 31, 2018 and 2017, respectively, with the remainder to hospitals in Australia.

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

Following is a table summarizing the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding for the three months ended March 31, 2018 and 2017, respectively, as there effects would be antidilutive (in thousands):

	2018	2017
Shares of common stock issuable upon exercise of warrants	615	337
Shares of common stock issuable upon exercise of stock options	8,153	5,695
Potential common shares excluded from diluted net loss per share	8,768	6,032

Recent Accounting Pronouncements

          The Company assesses the adoption impact of recently issued accounting standards by the Financial Accounting Standards Board on our financial statements. The above describes the impact of newly issued standards as well as material updates to our previous assessments, if any, from our audited financial statements included in our annual report on Form 10-K, filed with the SEC on February 28, 2018.

NOTE 4 – INVENTORY

Inventory consisted of the following at (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$2,184	$1,777
Work in progress	6,333	4,863
Finished goods	2,373	1,492
Inventory	$10,890	$8,132

The Company had recorded inventory provisions and write-downs to inventory to market value by $0.7 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at (in thousands):

	March 31,	December 31,
	2018	2017
Machinery and equipment	$3,540	$3,357
Computer equipment	283	284
Furniture and fixtures	402	386
Leasehold improvements	809	810
Software licenses	296	284
Office equipment	23	23
Construction in progress	700	650
Property and equipment, gross	6,053	5,794
Accumulated depreciation and amortization	(1,663)	(1,359)
Property and equipment, net	$4,390	$4,435

Depreciation and amortization expense amounted to $0.3 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at (in thousands):

	March 31,	December 31,
	2018	2017
Accrued compensation and benefits	$726	$967
Accrued rent payable	191	204
Accrued clinical trials services	15	75
Accrued inventory supplies	159	391
Accrued other	808	884
Total accrued expenses	$1,899	$2,521

NOTE 7 – DEBT FINANCING

January 2014 Debt

In January 2014, the Company borrowed $3,500,000 under a loan and security agreement with a financial institution which matured in July 2017. Interest was paid monthly on the principal amount at 7.34% per annum. A fee of $271,250 was due at maturity, which was being accrued over the term of the loan. The loan was paid in full at maturity in July 2017. No amounts are available to borrow under the agreement.

The Company recorded $13,000 to interest expense related to amortization of the debt discount and issuance costs for the three months ended March 31, 2017. The Company recorded $33,000 of interest expense for the three months ended March 31, 2017.

August 2017 Debt

In August 2017, the Company borrowed $15,000,000 under a loan and security agreement with a financial institution which matures in August 2022. Interest is paid monthly on the principal amount at a variable rate equal to the greater of (a) the thirty day LIBOR rate, or (b) 0.99%, plus 7.26% per annum. The loan, as amended on April 26, 2018 (see Note 12) is secured by substantially all of our assets, including intellectual property. Under the terms of the agreement, interest-only payments are due monthly through September 2019, with principal payments commencing in October 2019, due in 35 equal monthly installments. If we are in compliance with certain financial milestones, the interest-only payments can be extended by twelve months through September 2020, in which case the principal payments would commence in October 2020, due in 23 equal monthly installments. A final fee of $1,200,000 is due at maturity (or acceleration or prepayment), and is being accrued monthly as additional interest expense over the term of the loan. Subject to a prepayment fee equal to between 0.5% to 2.0% of the principal amount of the prepaid amount, we can prepay the entire loan amount by providing a written five-day notice prior to such prepayment and paying all outstanding principal, interest, final payment fees and prepayment fees plus any default fees and all other sums that shall have become due and payable.

Under the loan and security agreement the Company is required to maintain a certain minimum level of revenues on a trailing six-month basis, subject to quarterly measurement through 2018, and monthly thereafter, in addition to complying with certain other covenants. The loan and security agreement also includes events of default, the occurrence and continuation of any of which provides the financial institution with the right to exercise remedies against us and the collateral securing the loans, including cash. These events of default include, among other things, the failure to pay amounts due under the credit facilities, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or properties (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations. A violation of any of these covenants or the occurrence of a material adverse change could result in a default under the loan and security, which would result in termination of all commitments and loans under the agreement and all amounts owing under the agreement to become immediately due and payable. As of September 30, 2017 and March 31, 2018, the Company was in violation of a covenant under the loan and security agreement. On November 9, 2017, the Company and the financial institution entered into a waiver and first amendment to the loan and security agreement, pursuant to which it received a waiver of the event of default for the September 30, 2017 noncompliance with a financial covenant, and modified certain financial covenants. On April 26, 2018, the Company and the financial institution entered into a further waiver and second amendment to the loan and security agreement, pursuant to which it received a waiver of the event of default for the March 31, 2018 noncompliance with a financial covenant (see Note 12).

In connection with the loan and security agreement, the Company issued warrants to the financial institution for the purchase of 277,778 shares of its Class A common stock (“Common Stock”) with an exercise price of $1.62 per share. The fair value of the warrants of $227,000 on the date of issuance was recorded as additional debt discount. In connection with the second amendment to the loan and security agreement, the Company issued warrants to the financial institution for the purchase of 277,778 shares of its Common Stock with an exercise price of $0.32 per share (see Note 12).

The Company recorded $40,000 to interest expense related to amortization of the debt discount and issuance costs for the three months ended March 31, 2018. As of March 31, 2018, the unamortized discount and issuance cost is $0.5 million.

The Company recorded $0.4 million of interest expense on the loans for the three months ended March 31, 2018. At March 31, 2018, $15.0 million was outstanding under this loan and security agreement.

As of March 31, 2018, the future principal payments, including the final fee, due under the loan and security agreement are (in thousands):

Year ending December 31,
2018 (remaining 9 months)	$-
2019	1,714
2020	5,143
2021	5,143
2022	4,200
Total	$16,200

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

As of March 31, 2018, the future rental commitments due under the lease are (in thousands):

Year ending December 31,
2018 (remaining 9 months)	$632
2019	681
2020	18
2021	—
2022 and beyond	—
Total	$1,331

The Company maintains an inventory purchase agreements with its third-party contract manufacturer in Costa Rica. The Company’s liability under this purchase commitment is generally restricted to a forecasted three month period. The Company estimates its open inventory purchase commitment as of March 31, 2018 was approximately $1.9 million. The Company recorded a $0.2 million inventory write-down to market value related to this commitment, which is included in accrued expenses in the accompanying condensed consolidated balance sheet.

Indemnifications

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The Company has a directors and officers’ liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company's management believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of March 31, 2018 and December 31, 2017.

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

In consideration for the license, AirXpanders pays Shalon Ventures a running royalty of 3% of net sales of the licensed invention. If the amount of royalties paid in a calendar year is less than $10,000, then AirXpanders shall also pay Shalon Ventures’ out of pocket costs for prosecuting and maintaining the relevant patents. Each party indemnifies the other for any liability arising out of its material breach of the license, or its gross negligence, intentional misconduct and illegal actions. AirXpanders also indemnifies Shalon Ventures for any liability arising out of the commercialization of products using the license. For the three months ended March 31, 2018 and 2017, respectively, the Company recorded approximately $51,000 and $8,000 in royalty fees, which is included in cost of goods sold in the accompanying condensed consolidated statements of operations. Mr. Teddy Shalon is the Chief Executive Officer and sole shareholder of Shalon Ventures. Mr. Shalon and Mr. Barry Cheskin are each party to an agreement with Shalon Ventures, under which Shalon Ventures has agreed to pay Mr. Shalon 58%, and Mr. Cheskin 8%, of any royalties due to Shalon Ventures from AirXpanders under the Shalon Ventures License Agreement. Mr. Shalon was a director of the Company through May 2017, and a current stockholder of the Company. Mr. Cheskin is a director and stockholder of the Company. Mr. Cheskin is also the co-founder and chairman of the board of the Company.

NOTE 9 – COMMON STOCK

The Company's Certificate of Incorporation, as amended, authorize the Company to issue 300,000,000 shares of $0.001 par value common stock consisting of 200,000,000 shares of common stock Class A and 100,000,000 shares of common stock Class B. Class A common stockholders are entitled to dividends when and if declared by the Board of Directors, Class B common stockholders are not entitled to any dividends. The holder of each share of Class A common stock is entitled to one vote and holders of Class B common stock are not entitled to vote. At March 31, 2018 and December 31, 2017, no dividends had been declared for common stock. At March 31, 2018, 95,943,409 shares of common stock Class A and no shares of common stock Class B, respectively, were issued and outstanding.

NOTE 10 – CONVERTIBLE PREFERRED STOCK

The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 10,000,000 authorized shares of preferred stock, with rights and privileges for preferred stock to be determined by Company’s Board of Directors before issuing preferred shares. At March 31, 2018 and December 31, 2017, there were no outstanding shares of preferred stock.

NOTE 11 – STOCK-BASED COMPENSATION

The fair value of stock options is estimated on the grant date using the Black-Scholes valuation model and the assumptions noted in the following table.

	Three Months Ended
	March 31,
	2018			2017
Expected terms (years)	6.0	-	6.5	5.95	-	9.93
Volatility	32.1	-	33.7%	33.8	-	40.6%
Risk-free rate	2.6	-	2.7%	2.1	-	2.4%
Dividend yield		—%			—%

Activity under the Plan is set forth below:

			Weighted	Weighted
			Average	Average
	Options	Number of	Exercise	Remaining
	Available	Options	Price	Contractual
	for Grant	Outstanding	per Share	Life in Years
Balance — December 31, 2017	1,601,202	6,521,146	$1.19	6.9
Additional shares reserved	1,918,868	—
Options granted	(1,802,704)	1,802,704	$1.32
Options forfeited/cancelled/repurchase	171,057	(171,057)	$2.35
Balance — March 31, 2018	1,888,423	8,152,793	$1.20	7.3
Vested or expected to vest at March 31, 2018		7,734,708	$1.17	7.2
Exercisable at March 31, 2018		4,490,966	$0.81	5.6

In connection with the grant of stock options to employees and non-employees, the Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of goods sold	$27	$19
Research and development	26	11
Selling, general and administrative	157	93
Total	$210	$123

NOTE 12 – SUBSEQUENT EVENT

On April 26, 2018, the Company and the financial institution entered into the waiver and second amendment to the loan and security agreement (the "Second Amendment"), pursuant to which it received waivers of the event of default for the March 31, 2018 noncompliance with a financial covenant, and failure to deliver a timely landlord waiver. In connection with the Second Amendment, the Company granted a lien on its intellectual property.

In connection with the Second Amendment, the Company issued warrants to the financial institution for the purchase of 277,778 shares of its Common Stock with an exercise price of $0.32 per share. The fair value of the warrants will be recorded as additional debt discount and amortized over the remaining loan period.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2017 included in our Annual Report on Form 10, filed with the Securities and Exchange Commission on February 28, 2018, or our Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of our Form 10-K which are incorporated herein by reference, our actual results may differ may differ materially from those described in or implied in these forward-looking statements.

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

We commenced commercial sales of AeroForm in 2015 and are focused on executing our strategy to become the standard of care for tissue expanders in breast reconstruction post mastectomy. Through 2017, our commercial activities were limited to Australia, where a number of our early clinical trials were performed. Commencing in 2018, the majority of our commercial effort will be focused on the U.S. Once sales are established in the U.S., we may extend our presence into Europe, where we have already obtained approval to market and sell AeroForm, and Asia, where we will need to obtain regulatory approvals.

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

AirXpanders was incorporated in Delaware in 2005 and is headquartered in Palo Alto, California. We have incurred net losses and cash flow deficits from operations since our inception. During the three months ended March 31, 2018, we had revenues of approximately $1.8 million and a net loss of $6.4 million. Our accumulated deficit was approximately $101.7 million at March 31, 2018. To date, our products have been approved for marketing and sales in Europe, Australia and, most recently, in the U.S. We commenced the sale of our product in Australia in 2015, and in the U.S. in the first quarter of 2017.

On June 22, 2015, we issued 29,629,654 shares of Common Stock in connection with an initial public offering (IPO) on the Australian Securities Exchange, or the ASX, a concurrent private placement under Regulation D of the Securities Act (or Concurrent Placement) and the conversion of convertible bridge notes payable and related accrued interest. We raised a total of approximately $30.1 million, net of issuance costs of approximately $2.9 million. Of this amount, $25.1 million were net cash proceeds directly from the IPO, and $5.0 million were cash proceeds from the Concurrent Placement and of the conversion of the convertible bridge notes. In connection with the IPO, all of our existing shares of preferred stock were converted into common stock.

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

In August 2017, the Company borrowed $15,000,000 under a loan and security agreement with a financial institution which matures in August 2022. Interest is paid monthly on the principal amount at a variable rate equal to the greater of (a) the thirty day LIBOR rate, or (b) 0.99%, plus 7.26% per annum. The loan, as amended on April 26, 2018, is secured by substantially all of our assets, including intellectual property. Under the terms of the agreement, interest-only payments are due monthly through September 2019, with principal payments commencing in October 2019, due in 35 equal monthly installments. If we are in compliance with certain financial milestones, the interest-only payments can be extended by twelve months through September 2020, in which case the principal payments would commence in October 2020, due in 23 equal monthly installments. A final fee of $1,200,000 is due at maturity (or acceleration or prepayment). Subject to a prepayment fee equal to between 0.5% to 2.0% of the principal amount of the prepaid amount, we can prepay the entire loan amount by providing a written five-day notice prior to such prepayment and paying all outstanding principal, interest, final payment fees and prepayment fees plus any default fees and all other sums that shall have become due and payable. In connection with the loan and security agreement, we issued warrants to Oxford for the purchase of 277,778 shares of our common stock with an exercise price of $1.62 per share. In connection with the waiver and second amendment to the loan and security agreement dated April 26, 2018, we issued warrants to Oxford for the purchase of 277,778 shares of our common stock with an exercise price of $0.32 per share.

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

There were no significant changes in our critical accounting policies during the three months ended March 31, 2018. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for a complete discussion of our critical accounting policies.

Going Concern

As we have limited commercialization of our product, we are generating a small amount of revenue and are not cash flow positive or profitable. Our net revenue from sales of AeroForm was approximately $1.8 million for the three months ended March 31, 2018, and, as of March 31, 2018, we had cash and cash equivalents of approximately $13.6 million. We believe our current cash balances will be sufficient to cover its operating expenses through 2018.

Results of Operations

The following table sets forth significant components of our results of operations for the periods presented.

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net revenue	$1,754	$257
Cost of goods sold	2,356	2,030
Gross loss	(602)	(1,773)
Operating expenses:
Research and development	1,450	2,058
Selling, general and administrative	3,983	3,491
Total operating expenses	5,433	5,549
Operating loss	(6,035)	(7,322)
Other expense (income), net:
Interest expense	460	47
Other income, net	(52)	(71)
Total other expense (income), net	408	(24)
Operating loss before income tax provision	(6,443)	(7,298)
Provision for income taxes	—	—
Net loss	$(6,443)	$(7,298)

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Revenue and Cost of Goods Sold

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net revenue	$1,754	$257
Cost of goods sold	2,356	2,030
Gross loss	$(602)	$(1,773)

The Company commenced commercial operations in the United States in the first quarter of 2017.

Net revenue. The increase in revenue of $1.5 million in the first quarter of 2018 relative to the comparable period in 2017 was the result of an increase in unit sales in both the United States and Australia. In the United States the increase of $1.5 million in the first quarter of 2018 relative to the comparable period in 2017 was the result of an increase in the number of customers using AeroForm, as well an increase in utilization amongst ordering customers.

Cost of Goods Sold. The increase in cost of goods sold of $0.4 million in the first quarter of 2018 relative to the comparable period of 2017 was primarily related to an increase in revenue. In addition, we recorded an inventory write-down and other inventory reserves of $0.7 million in the first quarter of 2018 relative to approximately $0.8 million in the comparable period in 2017, primarily related to lower of cost or market, or LCM, adjustments.

We expect to continue to experience gross losses in 2018 as we continue to manufacture our products at volumes not sufficient to reduce the cost to manufacture to allow positive gross profit given the current forecasted average selling prices in the U.S. and reimbursement rates (which determine pricing to hospitals) in Australia.

Total Operating Expenses

	Three Months Ended
	March 31,		QTD Change
	2018	2017	%
	(in thousands)
Research and development	$1,450	$2,058	(30)
Selling, general and administrative	3,983	3,491	14
Total operating expenses	$5,433	$5,549	(2)

Research and Development Expense. Research and development expenses decreased by $0.6 million in the first quarter of 2018 relative to the comparable period of 2017, primarily due to a decrease in expenses of $0.2 million associated with the expansion of manufacturing capability at our third-party contract manufacturer and other precommercial manufacturing-related development projects, a decrease in clinical trial expenses of $0.1 million, and a decrease in costs associated with research and development projects of $0.3 million.

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $0.5 million in the first quarter of 2018 relative to the comparable period of 2017, principally due an increase in personnel expenses of $0.6 million due to an increase in sales personnel in the United States, and an increase of $0.1 million for travel expenses, partially offset by a decrease of $0.2 million primarily due to the lower use of outside consultants.

Total Other Expense (Income), Net

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Interest expense	$460	$47
Other expense (income), net	(52)	(71)
Total other expense (income), net	$408	$(24)

Interest Expense. The increase in interest expense in the three months ended March 31, 2018, and relative to the comparable period in 2017 was due to higher outstanding debt balances.

 Liquidity and Capital Resources

We have incurred losses since our inception in 2005 including net losses after taxes of $6.4 million for the three months ended March 31, 2018, and $29.0 million, $19.4 million and $11.2 million for the years ended December 31, 2017, 2016 and 2015, respectively, and as of March 31, 2018, we had an accumulated deficit of approximately $101.7 million. We have financed our operations from a combination of sales of equity securities, the issuance of convertible term notes and the issuance of debt.

Our independent registered accountants report on our December 31, 2017 consolidated financial statements included in our Form 10-K as filed with the SEC on February 28, 2018, contains an emphasis of a matter regarding substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern.

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

In August 2017, we borrowed $15,000,000 under a loan and security agreement with Oxford which matures in August 2022. Interest is paid monthly on the principal amount at a variable rate equal to the greater of (a) the thirty day LIBOR rate, or (b) 0.99%, plus 7.26% per annum. The loan, as amended is secured by substantially all of our assets, including intellectual property. Under the terms of the agreement, interest-only payments are due monthly through September 2019, with principal payments commencing in October 2019, due in 35 equal monthly installments. If we are in compliance with certain financial milestones, the interest-only payments can be extended by twelve months through September 2020, in which case the principal payments would commence in October 2020, due in 23 equal monthly installments. A final fee of $1,200,000 is due at maturity (or acceleration or prepayment). Subject to a prepayment fee equal to between 0.5% to 2.0% of the principal amount of the prepaid amount, we can prepay the entire loan amount by providing a written five-day notice prior to such prepayment and paying all outstanding principal, interest, final payment fees and prepayment fees plus any default fees and all other sums that shall have become due and payable.

Under the loan and security agreement we are required to maintain a certain minimum level of revenues on a trailing six-month basis, subject to quarterly measurement through 2018, and monthly thereafter, in addition to complying with certain other covenants. The loan and security agreement also includes events of default, the occurrence and continuation of any of which provides the financial institution with the right to exercise remedies against us and the collateral securing the loans, including cash. These events of default include, among other things, the failure to pay amounts due under the credit facilities, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or properties (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations. A violation of any of these covenants or the occurrence of a material adverse change could result in a default under the loan and security, which would result in termination of all commitments and loans under the agreement and all amounts owing under the agreement to become immediately due and payable. As of September 30, 2017 and March 31, 2018, we were in violation of a covenant under the loan and security agreement. On November 9, 2017, AirXpanders and the financial institution entered into a waiver and first amendment to the loan and security agreement, pursuant to which we received a waiver of the event of default for the September 30, 2017 noncompliance with a financial covenant, and modified certain financial covenants. On April 26, 2018, AirXpanders and the financial institution entered into a further waiver and second amendment to the loan and security agreement, pursuant to which it received a waiver of the event of default for the March 31, 2018 noncompliance with a financial covenant.

On April 26, 2018, we completed a reorganization which included the reduction in workforce to reduce operating costs and better align our workforce with the needs of our business. Under this reorganization, we plan to reduce our workforce by approximately 40 positions.

We believe that our cash balance as of March 31, 2018, based on our current operating plan which includes the above described reduction in workforce, is sufficient to support our operating expenses through the end of 2018.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(8,417)	$(6,572)
Net cash provided by (used in) investing activities	5,437	(25,323)
Net cash provided by financing activities	-	32,310
Net (decrease) increase in cash and cash equivalents	$(2,980)	$415

Cash Flows from Operating Activities

For the three months ended March 31, 2018, cash used in operating activities of $8.4 million resulted primarily from a net loss of $6.4 million, reduced by noncash adjustments, primarily depreciation and amortization of $0.3 million and stock based compensation of $0.2 million. Additional operating cash requirements consisted of $2.8 million for inventory purchases.

For the three months ended March 31, 2017, cash used in operating activities of $6.6 million resulted primarily from a net loss of $7.3 million, reduced by noncash adjustments, primarily inventory reserve adjustments of $0.8 million and stock based compensation of $0.1 million. Additional operating cash requirements consisted of $1.1 million for inventory purchases to support a ramp up in commercial activity in advance of a U.S. launch, offset by $1.0 million due to timing of payments of expenditures.

Cash Flows from Investing Activities

For the three months ended March 31, 2018, cash provided by investing activities consisted of $5.9 million of maturities of short-term investments, and $0.5 million for capital expenditures.

For the three months ended March 31, 2017, cash used for investing activities consisted of $25.0 million for the purchase of short-term investments and $0.3 million for capital expenditures to support scaling up of manufacturing capacity.

 Cash Flows from Financing Activities

There were no activities from financing activities in the three months ended March 31, 2018.

For the three months ended March 31, 2017, cash provided by financing activities of $32.3 million resulted primarily from approximately $32.6 million in net proceeds from our February 2017 equity offering in which we issued approximately 16.3 million shares of Common Stock. This was slightly offset by $0.4 million in principal payments we made on our outstanding note due July 2017.

Funding Considerations

Based on our current operating plan, we do not have sufficient capital to continue our operations beyond December 31, 2018. We plan to raise additional capital in the future to support our operations. However, we currently have no committed sources of capital funding and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. These factors raise substantial doubt about our ability to continue as a going concern within one year from the date the consolidated financial statements are issued. If adequate funding is not available, we may no longer be a going concern and may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations and further expand the commercialization of our product, and our expectations about raising additional funds, are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Off–Balance Sheet Arrangements

As of March 31, 2018, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries.

Contractual Obligations and Commitments

During the three months ended March 31, 2018, there have been no material changes to the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements please refer to Note 3, “Summary of Significant Accounting Policies”, to our consolidated financial statements included in our Annual Report on Form 10-K.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We design, manufacture, sell and distribute the AeroForm Tissue Expander System in the U.S. and Australia. We commenced initial marketing launch in the U.S. in January 2017. Our earnings and cash flows are exposed to market risk from changes in currency exchange rates and interest rates in Australia.

During the three months ended March 31, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          Our management, with the participation of our interim Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, prior to the filing of this quarterly report. Based on that evaluation, our interim Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

          In designing and evaluating disclosure controls and procedures, our management recognizes that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the desired control objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our interim Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this quarterly report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

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

Item 1A.    Risk Factors

Our business is subject to various risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K for the year ended December 31, 2017, or the Form 10-K. Our business faces significant risks and uncertainties, and those described below may not be the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition or results of operations. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part I, Item 1A, “Risk Factors” included in the Form 10-K.

Risks Related to Our Business

We will need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, or eliminate planned activities or may result in our inability to operate as a going concern.

As we have limited commercialization of our product, we are generating a small amount of revenue and are not cash flow positive or profitable. Our net revenue from sales of AeroForm was approximately $1.8 million for the three months ended March 31, 2018 and $3.9 million for the year ended December 31, 2017, and, as of March 31, 2018, we had cash, cash equivalents and short-term investments of approximately $13.6 million. Our existing capital may be insufficient to meet our requirements. These requirements include, but not limited to, funding our continued commercial launch of AeroForm in the United States, or U.S., building our supporting manufacturing infrastructure and building inventory, continuing to build a dependable partnership with our current and other contract manufacturers, building our salesforce to support our commercialization efforts, and covering any losses. We will need to raise additional funds through financings or borrowings in 2018 in order to accomplish our planned objectives. Failure to raise additional funds could delay, reduce, or halt our commercialization and would impact our ability to continue as a going concern.

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

There is substantial doubt about our ability to continue as a going concern.*

Our independent registered accountants report on our December 31, 2017 consolidated financial statements contains an emphasis of a matter regarding substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Based on our current operating plan, we do not have sufficient capital to continue our operations beyond December 31, 2018. You should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

We have a history of net losses and we may never achieve or maintain profitability.

We are a U.S. based medical device company with a limited history of operations and have limited commercial experience with our product. Medical device product development is a speculative undertaking and involves a substantial degree of risk. To date, we have focused on developing our sole product, AeroForm, and currently have no other products in development. We have incurred net losses since our inception, including net losses of approximately $6.4 million in the three months ended March 31, 2018, $29.0 million in 2017, $19.4 million in 2016, and $11.2 million in 2015. As of March 31, 2018, our accumulated deficit was approximately $101.7 million. Although we have started to generate revenues from sales in Australia and the United States, we expect to continue to incur significant operating losses for the near future as we incur costs, including those associated with commercializing our products, building our supporting manufacturing infrastructure, building a dependable partnership with our current and other contract manufacturers, as well as the increased costs associated with being a public company in the U.S. with equity securities listed on the ASX.

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

If we fail to comply with the covenants and other obligations under our security and loan agreement, the lender may be able to accelerate amounts owed under the facility and may foreclose upon the assets securing our obligations.*

In August 2017, we entered into a loan and security agreement with Oxford Finance LLC, or Oxford, pursuant to which we borrowed $15 million from Oxford. Under the Oxford loan agreement, we are subject to a variety of affirmative and negative covenants. These covenants include required financial reporting, providing an unqualified auditor’s opinion together with our annual financial statements within 120 days of the end of our fiscal year (the unqualified audit opinion covenant), limitations on certain dispositions and licensing of assets, limitations on the incurrence of additional debt, and achievement of certain financial milestones. To secure our performance of our obligations under this loan and security agreement, as amended, we granted Oxford a security interest in all of our assets, including our intellectual property. Our failure to comply with the terms of the loan and security agreement, including the unqualified audit opinion covenant, the occurrence of a material adverse change in our business, operations or condition (financial or otherwise) or prospects, the material impairment in our prospect of repayment, a material impairment in the perfection or priority of the Oxford’s lien on our assets or the value of Oxford’s collateral, failure to achieve agreed financial milestones, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our loan, coupled with prepayment penalties, potential foreclosure on our assets, and other adverse results.
Oxford has already granted us two waivers in connection with covenant breaches under the loan and security agreement but there is no certainty that Oxford will grant us a further waiver if we do not comply with any covenants in the future.
If Oxford were to declare an event of default, it would have the option, among other things, of accelerating the debt under our loan and security agreement and foreclosing on the Company’s assets pledged as collateral for the term loan. Any declaration of an event of default would significantly harm our business and would likely cause the price of our common stock to decline.

We must attract and retained skilled staff to pursue our business model.*

Our long term growth and performance is dependent on attracting and retaining highly skilled staff. The medical device industry, and the San Francisco Bay area where we maintain our headquarters, has strong competition for highly skilled workers (including senior researchers, clinical staff, and management) due to the limited number of people with the appropriate skill set.

We currently employ, or engage as consultants, a number of key management and scientific personnel. There is a risk that we will be unable to attract and retain the necessary staff to pursue our business model. In April 2018, Mr. Scott Dodson, our former President and CEO, resigned. We might not be able to find a suitable replacement in a timely manner. This may affect how efficiently we operate our business and our future financial performance could be impacted.

We have structured incentive programs for our key personnel, including an equity incentive plan. Despite these measures, there is no guarantee that we will be able to attract and retain suitable qualified personnel, which could negatively affect our ability to reach our goals.

Efforts to restructure our operations and align our resources with market opportunities could disrupt our business and affect our results of operations.*

In April 2018, we have taken steps, including reductions in force and internal reorganizations, to reduce the size and cost of our operations and to better match our resources with our market opportunities. We may take similar steps in the future to improve efficiency and match our resources with market opportunities. These changes may not be successful in adequately reducing the cost of our operations. In addition, any such changes could be disruptive to our business and may result in the recording of accounting charges. These include workforce reduction costs and charges relating to exiting of excess facilities. If we are required to take a substantial charge related to any future restructuring activities, our results of operations would be adversely affected in the period in which we take such a charge.

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

Regulatory approval and clearance of AeroForm, including in Australia and the U.S., will not guarantee market adoption. In order to achieve commercial success, we are dependent on the acceptance and promotion of AeroForm by patients and surgeons. Reasons that patients and surgeons may be slow to adopt AeroForm include, but are not limited to:

•	preference of the products of competitors due to familiarity with those products or for various other reasons;

•	concern that radiotherapy treatments may be affected by the presense of AeroForm;

•	limited clinical data illustrating the benefits of AeroForm to patients and surgeons;

•	concern over potential liability risks involved in using a new product; and

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

We currently have limited marketing resources and will need to commit significant resources to developing sales, distribution and marketing capabilities. We currently utilize a direct sales force in the U.S. but most other markets will likely entail the use of a distributor. We will need to ensure compliance with all legal and regulatory requirements for sales, marketing and distribution in each relevant market. There is a risk that we will be unable to develop sufficient sales, marketing and distribution capacity to effectively commercialize AeroForm.

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

We rely on a third party in Costa Rica to manufacture AeroForm.

Our main manufacturing of AeroForm is managed by a contract manufacturer located in Costa Rica. While we also plan to retain the ability to manufacture AeroForm at our California location, there are inherent risks in relying on outsourced contract manufacturers particularly where the contract manufacturer is located outside of the U.S. These risks include risks of economic change, recession, labor strikes or disruptions, political turmoil, changes in tariffs or trade barriers, and lack of contract enforceability.

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

Purchasers of tissue expanders for breast reconstruction procedures generally rely on third party payers, particularly government health administration authorities, including Medicare and Medicaid in the U.S., and private health insurers, to subsidize the cost of the products. We have to date secured reimbursement for AeroForm in Australia and believe that AeroForm benefits from existing reimbursement codes for breast reconstruction procedures in the U.S. Although rates of reimbursement for breast reconstruction procedures in the U.S. have been increasing in recent years, no assurance can be given that reimbursement amounts will continue to increase or that the amounts will be sufficient to enable us to sell AeroForm in the U.S. Moreover, we cannot predict what changes may be made in the future to third party coverage and reimbursement in Australia or the U.S. and what impact any such changes may have on our ability to sell AeroForm.

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

We sell AeroForm in Australia and the U.S. As a significant portion of the manufacturing of AeroForm is performed in Costa Rica, we are exposed to risks of foreign regulations in Costa Rica and national trade laws, including import and export laws as well as customs regulations and laws. There are potentially high compliance costs associated with these laws and failure to comply with any applicable law or regulatory obligations could result in penalties and/or enforcement action (for example, stoppages or delays in clearing our products through customs).

Risks Related to our CHESS Depositary Interests and Common Stock

Our principal stockholders could collectively exert control over us and may not make decisions that in the best interests of all stockholders.

As of March 31, 2018, our principal stockholders beneficially owned a substantial percentage of our voting stock. If these significant stockholders were to act together, they would be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, there is a risk that these stockholders, although unrelated to each other, may make collective decisions that do not accord with, or are not in the best interests of, other stockholders and CHESS Depositary Interests ("CDI") holders. For example, the principal stockholders could, through their concentration of ownership, delay or prevent a change of control, even if a change of control is in the best interests of our other stockholders and CDI holders.

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

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Although we have been listed on the ASX since 2015 and have been required to file financial information and make certain other filings with the ASX, our status as a U.S. reporting company under the Exchange Act will cause us to incur additional legal, accounting and other expenses that we have not previously incurred. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors (and the Audit and Risk Committee in particular) or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

AirXpanders, Inc. (Registrant)

	By:	/s/ Scott Murcray
Name: Scott Murcray
Date: May 3, 2018		Title: Interim Chief Executive Officer, Chief Financial Officer and Chief Operating Officer