Form 10-Q
period 2018-06-30
AIRXPANDERS INC
filed 2018-07-31
CIK 1387156

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-55781

AirXpanders, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2555438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3047 Orchard Parkway

San Jose, CA 95134

(650) 390-3000

(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code)

1047 Elwell Court, Palo Alto, California, 94303

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 27, 2018, there were 96,077,279 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our operating performance and events or developments that we expect or anticipate will occur in the future that are based on management’s beliefs, assumptions and expectations and on information currently available to management. Any statements contained in this Quarterly Report on Form 10-Q that are not of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” "should," “could,” "plan," “believes,” “estimates,” ‘expects,” “intends,” or the negative of these words or other similar terms or expressions that involve risks and uncertainties which have not been based solely on historical facts but on our beliefs, assumptions and expectations about our future operating performance, events and results. The forward-looking statements are contained principally in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about:

●	our ability to raise additional funding and continue as a going concern;

●	our ability to comply with covenants and obligations under our loan agreement;

●	the U.S. commercial market acceptance and U.S. sales of our product;

●	our ability or the ability of our third-party contract manufacturer to build our product in sufficient quantities or at required quality standards to satisfy anticipated demand;

●	our ability to manufacture our product at a lower cost in order to generate positive gross margins;

●	our ability to obtain or maintain reimbursement for our current or new products; and

●	our expectations with respect to the integrity or capabilities of our intellectual property positions.

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

For the Quarter Ended June 30, 2018

PART I. – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AirXpanders, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$999	$4,162
Short-term investments	5,463	18,428
Accounts receivable	947	1,022
Inventory	12,476	8,132
Prepaid expenses and other current assets	1,203	1,018
Total current assets	21,088	32,762
Property and equipment, net	4,329	4,435
Other assets	129	129
Total assets	$25,546	$37,326
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt, net of discount	$—	$—
Accounts payable	4,234	3,345
Accrued expenses	3,238	2,521
Total current liabilities	7,472	5,866
Long-term debt, less current portion, net of discount	14,833	14,624
Total liabilities	22,305	20,490
Commitments and Contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Class A common stock, $0.001 par value; 200,000,000 authorized; 96,077,279 and 95,943,409 shares issued and outstanding at June 30, 2018 and December 31, 2017	96	96
Class B common stock, $0.001 par value; 100,000,000 authorized; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	112,478	112,045
Accumulated other comprehensive loss	8	6
Accumulated deficit	(109,341)	(95,311)
Total stockholders' equity	3,241	16,836
Total liabilities and stockholders' equity	$25,546	$37,326

See accompanying notes to condensed consolidated financial statements.

AirXpanders, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue	$1,984	$701	$3,738	$957
Cost of goods sold	3,224	2,696	5,580	4,725
Gross loss	(1,240)	(1,995)	(1,842)	(3,768)
Operating expenses:
Research and development	1,172	2,319	2,623	4,377
Selling, general and administrative	4,702	3,724	8,687	7,215
Total operating expenses	5,874	6,043	11,310	11,592
Operating loss	(7,114)	(8,038)	(13,152)	(15,360)
Other expense (income):
Interest expense	499	39	969	86
Other expense (income), net	(30)	(57)	(91)	(128)
Total other expense (income), net	469	(18)	878	(42)
Operating loss before income tax provision	(7,583)	(8,020)	(14,030)	(15,318)
Provision for income taxes	-	2	-	2
Net loss	(7,583)	(8,022)	(14,030)	(15,320)

Net loss per common share: basic and diluted	$(0.08)	$(0.08)	$(0.15)	$(0.17)

Weighted-average number of common shares used in computing net loss per common share: basic and diluted	95,993	95,890	95,968	91,685

Comprehensive Loss:
Net loss	$(7,585)	$(8,022)	$(14,030)	$(15,320)
Unrealized gain (loss) loss on investments	11	(14)	8	(14)
Total comprehensive loss	$(7,574)	$(8,036)	$(14,022)	$(15,334)

See accompanying notes to condensed consolidated financial statements.

AirXpanders, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(unaudited)

	Common Stock
	Issued and Outstanding Shares	Amount	Additional Paid-In Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2017	95,943,409	$96	$112,045	$6	$(95,311)	$16,836
Net exercise of warrants	116,476	—	—	—	—	—
Exercise of stock options	17,394	—	5	—	—	5
Stock-based compensation	—	—	380	—	—	380
Issuance of 277,778 warrants in connection with amendment to debt agreement	—	—	48	—	—	48
Unrealized gain on investments	—	—	—	2	—	2
Net loss	—	—	—	—	(14,030)	(14,030)
Balance, June 30, 2018	96,077,279	$96	$112,478	$8	$(109,341)	$3,241

See accompanying notes to condensed consolidated financial statements.

AirXpanders, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(14,030)	$(15,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	668	193
Amortization of debt discount and deferred issuance cost	254	65
Inventory write-down and reserves	1,075	2,400
Stock-based compensation	380	358
Allowance for doubtful accounts	82
Sales returns reserve	(12)
Changes in operating assets and liabilities:
Accounts receivable	5	(383)
Inventory	(5,419)	(3,776)
Prepaid expenses and other assets	(179)	(719)
Accounts payable	1,025	1,956
Accrued expenses	716	910
Net cash used in operating activities	(15,435)	(14,316)
Cash flows from investing activities
Maturities of short-term investments	12,965	(24,953)
Purchase of property and equipment	(698)	(1,934)
Net cash provided by (used in) investing activities	12,267	(26,887)
Cash flows from financing activities
Principal payments on notes payable	-	(750)
Proceeds from issuance of common stock, net of issuance costs	-	32,649
Proceeds from exercise of stock options	5	42
Net cash provided by financing activities	5	31,941
Net decrease in cash and cash equivalents	(3,163)	(9,262)
Cash and cash equivalents — beginning of period	4,162	11,477
Cash and cash equivalents — end of period	$999	$2,215
Supplemental disclosure:
Cash paid for interest	$681	$26
Cash paid for taxes	$-	$2
Issuance of 277,778 warrants to purchase common stock in connection with loan amendment	$48	$-

See accompanying notes to condensed consolidated financial statements.

AirXpanders, Inc.

Notes to Consolidated Financial Statements

(unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

AirXpanders, Inc. and its Australian branch (“AirXpanders” or the “Company”) is a Delaware corporation formed on March 17, 2005, and is headquartered in San Jose, California. The Company's principal business is to design, manufacture, sell and distribute medical devices used in two-stage breast reconstruction procedures following mastectomy. AirXpanders' AeroForm Tissue Expander System (AeroForm) is a needle-free, patient-controlled tissue expander used in patients undergoing two-stage breast reconstruction following mastectomy prior to the insertion of a breast implant. AeroForm was granted its first CE mark in Europe in October 2012, was approved by Australia’s Therapeutic Goods Administration in October 2013, commenced its initial marketing release of AeroForm in Australia in January 2015, and was granted its U.S. Food and Drug Administration, or FDA, de novo marketing authorization in December 2016 (as a Class II medical device). To date, the Company has been primarily engaged in developing and launching its initial product technology, completing clinical trials, building the manufacturing infrastructure to support commercialization efforts, recruiting key personnel and raising capital.

NOTE 2 – LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has incurred net losses and cash flow deficits from operations since its inception and has an accumulated deficit of $109.3 million at June 30, 2018. To date, the Company’s products have been approved for marketing and sales in Europe, Australia and the United States, and the Company started selling its product in Australia in 2015, and in the United States in 2017. Management expects operating losses and cash flow deficits to continue for the foreseeable future. The Company’s ability to achieve profitability is dependent primarily on its ability to gain market share in the U.S, build and maintain manufacturing capacity to support commercial launch in the U.S. and obtain a more profitable per unit manufacturing cost for its products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least a year after the issuance date of the accompanying condensed consolidated financial statements. The Company plans to address these conditions by raising capital through equity or debt financings, or a combination of both, from outside current and new investors and institutions. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company. The accompanying condensed consolidated financial statements do not include any adjustments that may be needed if the Company were unable to continue as a going concern.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year. Certain amounts presented in prior periods have been reclassified to the current year presentation. Such changes had no effect on the previously reported net loss or accumulated deficit.

Foreign Currency

The Company transacts business in Australia. The functional currency of its branch office in Australia is the U.S. dollar. Monetary assets and liabilities are translated at the year-end exchange rate and non-monetary assets and liabilities are translated at historical rates and items in the statement of operations are translated at average rates with gains and losses from remeasurement being recorded in other expense (income), net in the accompanying condensed consolidated statements of operations and comprehensive loss. Foreign currency translation and remeasurement gains or losses included in other expense (income), net in the accompanying condensed consolidated statements of operations and comprehensive loss was a loss of $11,000 and $6,000 during the three months ended June 30, 2018 and 2017, respectively, and a loss of $21,000 and a gain of $44,000 during the six months ended June 30, 2018 and 2017, respectively.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. The Company’s most significant estimates relate to revenue recognition, including estimates of sales returns, valuation of stock options and valuation of its inventory at the lower of cost or market.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents. The Company maintains all of its U.S. cash balances at one financial institution, which at times may exceed the Federal Deposit Insurance Corporation (FDIC) limits of $250,000 for interest-bearing accounts. At June 30, 2018 and December 31, 2017, the Company had unrestricted cash balances of approximately $0.6 million and $3.7 million, respectively, that were in excess of the FDIC limits.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Short term investments are classified as “available-for-sale” and are reported at fair value with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income. As of June 30, 2018, the Company's investments consisted of U.S. Treasury Securities. The cost of securities sold is based on the specific identification method. The Company classifies its investments as current based on the nature of the investment and their availability for use in current operations. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades. At June 30, 2018 and December 31, 2017, the Company maintained balances of $6.3 million and $22.4 million, respectively, with one U.S. financial institution and the US dollar equivalent of approximately $0.2 million and $0.2 million, respectively, with one Australian financial institution.

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

Impairment of Long-Lived Assets

The Company's long-lived assets and other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. As of June 30, 2018 and December 31, 2017, the Company had not experienced impairment losses on its long-lived assets.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value on a recurring basis in the balance sheet as of the following dates (in thousands):

	June 30, 2018
	Fair Value Measurements
	Using Input Types
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$999	$—	$—	$999
Short-term investments(1)	5,463	—	—	5,463
Total assets at fair value	$6,462	$-	$—	$6,462

	December 31, 2017
	Fair Value Measurements
	Using Input Types
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,162	$—	$—	$4,162
Short-term investments(1)	18,428	—	—	18,428
Total assets at fair value	$22,590	$-	$—	$22,590

Long-term debt is valued at carrying value which is considered to be representative of its fair value based on current market rates available to the Company for comparable borrowing facilities as well as due to its short time of maturity (Level 3 measurement).

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

The Company has established an allowance for sales returns of $0.2 million as of June 30, 2018 and December 31, 2017, respectively, recorded net against accounts receivable in the balance sheet.

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

The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates that customers may have an inability to meet their financial obligations and receivable amounts are outstanding for an extended period beyond the invoice terms. In these cases, the Company uses assumptions and judgment, based on the best available facts and circumstances, to either record a specific allowance against these customer balances or to write the balances off. The accounts receivable aging is reviewed on a regular basis and write-offs are recorded on a case-by-case basis net of any amounts that may be collected. Allowance charges are recorded as operating expenses. Based on the Company’s customer analysis, the Company had an allowance for doubtful accounts of $0.1 million as of June 30, 2018 and no allowance as of December 31, 2017.

Concentration

No customer accounts for more than 10% of net revenues for three and six months ended June 30, 2018, or of the accounts receivable balance as of June 30, 2018 and December 31, 2017. Four customers contributed 51% of the Company’s revenue for the three and six months ended June 30, 2017. U.S. product sales are to hospitals and accounted for 89% and 61% of total net revenues for the three months ended June 30, 2018 and 2017, respectively, and 89% and 69% of total net revenues for the six months ended June 30, 2018 and 2017, respectively, with the remainder to hospitals in Australia.

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

Following is a table summarizing the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding as their effects would be antidilutive as of June 30 in the following years (in thousands):

	2018	2017
Shares of common stock issuable upon exercise of warrants	774	337
Shares of common stock options	7,712	6,357
Potential common shares excluded from diluted net loss per share	8,486	6,694

Recent Accounting Pronouncements

          The Company assesses the adoption impact of recently issued accounting standards by the Financial Accounting Standards Board on our financial statements. There have been no material updates to our previous assessments, if any, from our audited financial statements included in our annual report on Form 10-K, filed with the SEC on February 28, 2018.

NOTE 4 – INVENTORY

Inventory consisted of the following at (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials	$2,772	$1,777
Work in progress	7,058	4,863
Finished goods	2,646	1,492
Inventory	$12,476	$8,132

The Company had recorded inventory provisions and write-downs to inventory to market value by $0.4 million and $2.4 million for the three months ended June 30, 2018 and 2017, respectively, and by $1.1 million and $2.4 million for the six months ended June 30, 2018 and 2017, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at (in thousands):

	June 30,	December 31,
	2018	2017
Machinery and equipment	$3,286	$3,356
Computer equipment	325	284
Furniture and fixtures	402	386
Leasehold improvements	809	810
Software licenses	311	284
Office equipment	23	23
Construction in progress	1,201	651
Property and equipment, gross	6,357	5,794
Accumulated depreciation and amortization	(2,028)	(1,359)
Property and equipment, net	$4,329	$4,435

Depreciation and amortization expense amounted to $0.4 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and to $0.7 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at (in thousands):

	June 30,	December 31,
	2018	2017
Accrued compensation and benefits	$839	$967
Accrued rent payable	177	204
Accrued clinical trials services	3	75
Accrued inventory supplies	600	391
Accrued other	1,619	884
Total accrued expenses	$3,238	$2,521

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

The Company recorded $13,000 and $27,000 to interest expense related to amortization of the debt discount and issuance costs for the three and six months ended June 30, 2017, respectively. The Company recorded $26,000 and $59,000 of interest expense for the three and six months ended June 30, 2017, respectively.

August 2017 Debt

In August 2017, the Company borrowed $15,000,000 under a loan and security agreement with a financial institution which matures in August 2022. Interest is paid monthly on the principal amount at a variable rate equal to the greater of (a) the thirty day LIBOR rate, or (b) 0.99%, plus 7.26% per annum. The loan, as amended on April 26, 2018, is secured by substantially all of our assets, including intellectual property. Under the terms of the agreement, as amended on July 30, 2018 (see Note 12), interest-only payments are due monthly through December 2019, with principal payments commencing in January 2020, due in 32 equal monthly installments. A final fee of $1,200,000 is due at maturity (or acceleration or prepayment), and is being accrued monthly as additional interest expense over the term of the loan. Subject to a prepayment fee equal to between 0.5% to 2.0% of the principal amount of the prepaid amount, we can prepay the entire loan amount by providing a written five-day notice prior to such prepayment and paying all outstanding principal, interest, final payment fees and prepayment fees plus any default fees and all other sums that shall have become due and payable.

Under the loan and security agreement, as amended in July 2018, the Company is required to maintain a certain minimum level of revenues on a trailing six-month basis, subject to quarterly measurement through 2018, and monthly thereafter, in addition to complying with certain other covenants, including minimum cash balances (see Note 12). The loan and security agreement also includes events of default, the occurrence and continuation of any of which provides the financial institution with the right to exercise remedies against us and the collateral securing the loans, including cash. These events of default include, among other things, the failure to pay amounts due under the credit facilities, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or properties (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations. A violation of any of these covenants or the occurrence of a material adverse change could result in a default under the loan and security, which would result in termination of all commitments and loans under the agreement and all amounts owing under the agreement to become immediately due and payable. As of September 30, 2017, March 31, 2018 and June 30, 2018, the Company was in violation of a covenant under the loan and security agreement. On November 9, 2017, the Company and the financial institution entered into a waiver and first amendment to the loan and security agreement, pursuant to which it received a waiver of the event of default for the September 30, 2017 noncompliance with a financial covenant, and modified certain financial covenants. On April 26, 2018, the Company and the financial institution entered into a further waiver and second amendment to the loan and security agreement, pursuant to which it received a waiver of the event of default for the March 31, 2018 noncompliance with a financial covenant. On July 30, 2018, the Company and the financial institution entered into a further waiver and fourth amendment to the loan and security agreement, pursuant to which it received a waiver of the event of default for the June 30, 2018 noncompliance with a financial covenant (see Note 12).

In connection with the loan and security agreement, the Company issued warrants to the financial institution for the purchase of 277,778 shares of its Class A common stock (“Common Stock”) with an exercise price of $1.62 per share. The fair value of the warrants of $227,000 on the date of issuance was recorded as additional debt discount. In connection with the second amendment to the loan and security agreement, the Company issued warrants to the financial institution for the purchase of 277,778 shares of its Common Stock with an exercise price of $0.32 per share. The fair value of the warrants of $48,000 on the date of issuance was recorded as additional debt discount.

The Company recorded $40,000 and $80,000 to interest expense related to amortization of the debt discount and issuance costs for the three and six months ended June 30, 2018. As of June 30, 2018, the unamortized discount and issuance cost is $0.5 million.

The Company recorded $0.4 million and $0.8 million of interest expense on the loans for the three months ended June 30, 2018, respectively. At June 30, 2018, $15.0 million was outstanding under this loan and security agreement.

As of June 30, 2018, the future principal payments, including the final fee, due under the loan and security agreement are (in thousands):

Year ending December 31,
2018 (remaining 6 months)	$-
2019	1,714
2020	5,143
2021	5,143
2022	4,200
Total	$16,200

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

As of June 30, 2018, the future rental commitments due under the lease are (in thousands):

Year ending December 31,
2018 (remaining 6 months)	$430
2019	681
2020	18
2021	-
2022 and beyond	-
Total	$1,129

The Company maintains an inventory purchase agreements with its third-party contract manufacturer in Costa Rica. The Company’s liability under this purchase commitment is generally restricted to a forecasted three month period. The Company estimates its open inventory purchase commitment as of June 30, 2018 was approximately $0.8 million. The Company recorded a $0.2 million inventory write-down to market value related to this commitment, which is included in accrued expenses in the accompanying condensed consolidated balance sheet.

Indemnifications

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The Company has a directors and officers’ liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company's management believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of June 30, 2018 and December 31, 2017.

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

In consideration for the license, AirXpanders pays Shalon Ventures a running royalty of 3% of net sales of the licensed invention. If the amount of royalties paid in a calendar year is less than $10,000, then AirXpanders shall also pay Shalon Ventures’ out of pocket costs for prosecuting and maintaining the relevant patents. Each party indemnifies the other for any liability arising out of its material breach of the license, or its gross negligence, intentional misconduct and illegal actions. AirXpanders also indemnifies Shalon Ventures for any liability arising out of the commercialization of products using the license. For the three months ended June 30, 2018 and 2017, respectively, the Company recorded approximately $60,000 and $21,000 in royalty fees, which is included in cost of goods sold in the accompanying condensed consolidated statements of operations. For the six months ended June 30, 2018 and 2017, respectively, the Company recorded approximately $111,000 and $29,000 in royalty fees, which is included in cost of goods sold in the accompanying condensed consolidated statements of operations. Mr. Teddy Shalon is the Chief Executive Officer and sole shareholder of Shalon Ventures. Mr. Shalon and Mr. Barry Cheskin are each party to an agreement with Shalon Ventures, under which Shalon Ventures has agreed to pay Mr. Shalon 58%, and Mr. Cheskin 8%, of any royalties due to Shalon Ventures from AirXpanders under the Shalon Ventures License Agreement. Mr. Shalon was a director of the Company through May 2017, and a current stockholder of the Company. Mr. Cheskin is a director and stockholder of the Company. Mr. Cheskin is also the co-founder and chairman of the board of the Company.

NOTE 9 – COMMON STOCK

The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 300,000,000 shares of $0.001 par value common stock consisting of 200,000,000 shares of common stock Class A and 100,000,000 shares of common stock Class B. Class A common stockholders are entitled to dividends when and if declared by the Board of Directors, Class B common stockholders are not entitled to any dividends. The holder of each share of Class A common stock is entitled to one vote and holders of Class B common stock are not entitled to vote. At June 30, 2018 and December 31, 2017, no dividends had been declared for common stock. At June 30, 2018, 96,077,279 shares of common stock Class A and no shares of common stock Class B, respectively, were issued and outstanding.

NOTE 10 – CONVERTIBLE PREFERRED STOCK

The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 10,000,000 authorized shares of preferred stock, with rights and privileges for preferred stock to be determined by Company’s Board of Directors before issuing preferred shares. At June 30, 2018 and December 31, 2017, there were no outstanding shares of preferred stock.

NOTE 11 – STOCK-BASED COMPENSATION

The fair value of stock options is estimated on the grant date using the Black-Scholes valuation model and the assumptions noted in the following table.

	Six Months Ended
	June 30,
	2018			2017
Expected terms (years)	6.0	-	6.5	5.28	-	10.0
Volatility	32.1	-	33.7%	31.9	-	40.8%
Risk-free rate	2.6	-	2.9%	1.8	-	2.4%

Activity under the Plan is set forth below:

			Weighted	Weighted
			Average	Average
	Options	Number of	Exercise	Remaining
	Available	Options	Price	Contractual
	for Grant	Outstanding	per Share	Life in Years
Balance — December 31, 2017	1,601,202	6,521,146	$1.19	6.9
Additional shares reserved (net of released)	1,918,868	—
Options granted	(2,221,889)	2,221,889	$1.11
Options exercised	—	(17,394)	$0.31
Options forfeited/cancelled/repurchase	1,013,688	(1,013,688)	$1.97
Balance — June 30, 2018	2,311,869	7,711,953	$1.07	5.4
Vested or expected to vest at June 30, 2018		7,711,953	$1.07	5.4
Exercisable at June 30, 2018		4,648,212	$0.85	2.8

In connection with the grant of stock options to employees and non-employees, the Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of goods sold	$33	$25	$60	$44
Research and development	31	14	57	25
Selling, general and administrative	106	196	263	289
Total	$170	$235	$380	$358

NOTE 12 – SUBSEQUENT EVENT

On July 30, 2018, the Company and the financial institution entered into the waiver and fourth amendment to the loan and security agreement (the "Fourth Amendment"), pursuant to which it received waivers of the event of default for the June 30, 2018 noncompliance with a financial covenant. In connection with the Fourth Amendment, the following changes were made to the loan and security agreement:

●	Extended the interest-only payments through December 2019, with principal payments commencing in January 2020, due in 32 equal monthly installments, together with accrued interest;
●	Removed the provision to extend the interest-only period until October 2020 if certain financial covenants were achieved; and
●	Modified certain future financial covenants;

In connection with the Fourth Amendment, the Company has agreed to issue a new warrant to the financial institution to purchase shares of the Company’s common stock. The number of shares into which the warrant is exercisable will be determined by dividing one hundred and fifty thousand U.S. dollars by the lower of the ten-day average of the closing prices of the Company’s CDIs on ASX prior to July 30, 2018 (multiplied by three and converted to U.S. dollars), and the lowest price at which the Company’s securities are sold in the next capital raising (unless there is an earlier event of default and the ten-day average of the closing prices of CDIs on the ASX prior to an occurrence of event of default is lower).  The exercise price will be the applicable price used to determine the number of shares. The terms of the warrant are otherwise the same as the warrants previously issued to the financial institution.

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

AirXpanders was incorporated in Delaware in 2005 and is headquartered in San Jose, California. We have incurred net losses and cash flow deficits from operations since our inception. During the six months ended June 30, 2018, we had revenues of approximately $3.7 million and a net loss of $14.0 million. Our accumulated deficit was approximately $109.3 million at June 30, 2018. To date, our products have been approved for marketing and sales in Europe, Australia and, most recently, in the U.S. We commenced the sale of our product in Australia in 2015, and in the U.S. in the first quarter of 2017.

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

In August 2017, the Company borrowed $15,000,000 under a loan and security agreement with a financial institution which matures in August 2022. Interest is paid monthly on the principal amount at a variable rate equal to the greater of (a) the thirty day LIBOR rate, or (b) 0.99%, plus 7.26% per annum. The loan, as amended on April 26, 2018, is secured by substantially all of our assets, including intellectual property. Under the terms of the agreement, interest-only payments are due monthly through September 2019, with principal payments commencing in October 2019, due in 35 equal monthly installments. If we are in compliance with certain financial milestones, the interest-only payments can be extended by twelve months through September 2020, in which case the principal payments would commence in October 2020, due in 23 equal monthly installments. A final fee of $1,200,000 is due at maturity (or acceleration or prepayment). Subject to a prepayment fee equal to between 0.5% to 2.0% of the principal amount of the prepaid amount, we can prepay the entire loan amount by providing a written five-day notice prior to such prepayment and paying all outstanding principal, interest, final payment fees and prepayment fees plus any default fees and all other sums that shall have become due and payable. In connection with the loan and security agreement, we issued warrants to Oxford for the purchase of 277,778 shares of our common stock with an exercise price of $1.62 per share. In connection with the waiver and second amendment to the loan and security agreement dated April 26, 2018, we issued warrants to Oxford for the purchase of 277,778 shares of our common stock with an exercise price of $0.32 per share. In connection with the waiver and fourth amendment to the loan and security agreement dated July 30, 2018, we agreed to issue warrants to purchase shares of our common stock to Oxford at the earlier of September 30, 2018, or the closing of its next equity financing. The number of warrants issued shall be determined based on the following formula: one hundred fifty thousand dollars, divided by the lower of (i) the ten-day average of the closing prices of the Company’s CDIs on the Australian Securities Exchange prior to July 30, 2018, multiplied by three and converted to U.S. dollars at the prevailing Australian dollar to U.S. dollar exchange rate as published by the Reserve Bank of Australia on the last day of the relevant ten day period or (ii) the next equity financing price, subject to adjustment thereafter from time to time in accordance with the provisions of the warrant.

In the second quarter of 2018, we completed a reorganization which included a reduction in workforce to reduce operating costs and better align our workforce with the needs of our business. Under this reorganization, we reduced our workforce by approximately 45 positions. In addition, in July 2018, the Company eliminated its direct sales force in Australia and  commenced distributing its product through a third-party distributor in Australia.

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

There were no significant changes in our critical accounting policies during the six months ended June 30, 2018. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for a complete discussion of our critical accounting policies.

Going Concern

As we have limited commercialization of our product, we are generating a small amount of revenue and are not cash flow positive or profitable. Our net revenue from sales of AeroForm was approximately $3.7 million for the six months ended June 30, 2018, and, as of June 30, 2018, we had cash, cash equivalents and short-term investments of approximately $6.5 million. We believe our current cash balances will be sufficient to cover its operating expenses into the fourth quarter of 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least a year after the issuance date of the accompanying condensed consolidated financial statements.The Company plans to address  these conditions by raising capital through equity or debt financings, or a combination of both, from outside current and new investors and institutions. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company.

Results of Operations

The following table sets forth significant components of our results of operations for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Revenue	$1,984	$701	$3,738	$957
Cost of goods sold	3,224	2,696	5,580	4,725
Gross loss	(1,240)	(1,995)	(1,842)	(3,768)
Operating expenses:
Research and development	1,172	2,319	2,623	4,377
Selling, general and administrative	4,702	3,724	8,687	7,215
Total operating expenses	5,874	6,043	11,310	11,592
Operating loss	(7,114)	(8,038)	(13,152)	(15,360)
Other expense (income):
Interest expense	499	39	969	86
Other expense (income)	(30)	(57)	(91)	(128)
Total other expense (income), net	469	(18)	878	(42)
Operating loss before income tax provision	(7,583)	(8,020)	(14,030)	(15,318)
Provision for income taxes	-	2	-	2
Net loss and comprehensive loss	$(7,583)	$(8,022)	$(14,030)	$(15,320)

Three and Six Months Ended June 30, 2018 compared to Three and Six Months Ended June 30, 2017

Revenue and Cost of Goods Sold

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Revenue	$1,984	$701	$3,738	$957
Cost of goods sold	3,224	2,696	5,580	4,725
Gross loss	$(1,240)	$(1,995)	$(1,842)	$(3,768)
Gross loss as a percentage of revenue	(63)%	(284)%	(49)%	(394)%

The Company commenced commercial operations in the United States in the first quarter of 2017.

Revenue. The increase in revenue of $1.3 million and $2.7 million in the three and six months ended June 30, 2018 relative to the comparable periods in 2017 was a result of an increase in unit sales in the United States attributable to the addition of new customers and increased utilization at existing customers.

Cost of Goods Sold. The increase in cost of goods sold of $0.6 million in the second quarter of 2018 relative to the comparable period of 2017 was primarily related to an increase in revenue. In addition, we recorded an inventory write-down and other inventory reserves of $0.4 million in the second quarter of 2018 relative to approximately $1.6 million in the comparable period in 2017, primarily related to lower of cost or market, or LCM, adjustments. The increase in cost of goods sold of $0.9 million in the six months ended June 30, 2018 relative to the comparable period of 2017 was primarily related to an increase in revenue. In addition, we recorded an inventory write-down and other inventory reserves of $1.1 million in the six months ended June 30, 2018 relative to approximately $2.4 million in the comparable period in 2017, primarily related to lower of cost or market, or LCM, adjustments.

Gross loss as a percentage of revenue. Gross loss as a percentage of revenue decreased in for the three and six months ended June 30, 2018 relative to the comparable periods in 2017, due to increases in revenues and a reduction in overall cost of manufacturing relative to the volumes being manufactured.

We expect to continue to experience gross losses in 2018 as we continue to manufacture our products at volumes not sufficient to reduce the cost to manufacture to allow for positive gross profit given the current forecasted average selling prices in the U.S. and reimbursement rates (which determine pricing to hospitals) in Australia. In addition, in the third quarter of 2018, the Company commenced distributing its product through a third-party distributor in Australia, further lowering anticipated average selling prices.

Total Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,		QTD Change	YTD Change
	2018	2017	2018	2017	%	%
	(in thousands)
Research and development	$1.172	$2,319	$2,623	$4,377	(49)%	(40)%
Selling, general and administrative	4,702	3,724	8,687	7,215	26%	20%
Total operating expenses	$5,874	$6,043	$11,310	$11,592	(3)%	(2)%

Research and Development Expense. Research and development expenses decrease by $1.1 million in the second quarter of 2018 relative to the comparable period of 2017, primarily due to a decrease in expenses associated with the expansion of manufacturing capability at our third-party contract manufacturer, which was completed in the third quarter of 2017, and a reduction in the allocation of manufacturing costs to research and development associated with non-production manufacturing activity. Research and development expenses decreased by $1.8 million in the six months ended June 30, 2018 relative to the comparable period of 2017, primarily due to a decrease in expenses associated with the expansion of manufacturing capability at our third-party contract manufacturer and a reduction in the allocation of manufacturing costs to research and development associated with non-production manufacturing activity.

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $1.0 million in the second quarter of 2018 relative to the comparable period of 2017, principally due an increase in personnel expenses as we hired our initial sales force in the United States and other key personnel to develop infrastructure to support commercialization efforts in the U.S. Professional service and consulting fees increased primarily due to director and CEO search fees, and increased legal and other consulting expenses.

Selling, general and administrative expense increased by $1.5 million in the six months ended June 30, 2018 relative to the comparable period of 2017, principally due an increase in personnel expenses as we hired our initial sales force in the United States and other key personnel to develop infrastructure to support commercialization efforts in the U.S. Professional service and consulting fees increased primarily due to director and CEO search fees, and increased legal and other consulting expenses.

Total Other Expense (Income), Net

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)
Interest expense	$499	$39	$969	$86
Other expense (income), net	(30)	(57)	(91)	(128)
Total other expense (income), net	$469	$(18)	$878	$(42)

Interest Expense. The increase in interest expense in the three and six months ended June 30, 2018, relative to the comparable period in 2017 was due to higher outstanding debt balances.

 Liquidity and Capital Resources

We have incurred losses since our inception in 2005 including net losses after taxes of $14.0 million for the six months ended June 30, 2018, and $29.0 million, $19.4 million and $11.2 million for the years ended December 31, 2017, 2016 and 2015, respectively, and as of June 30, 2018, we had an accumulated deficit of approximately $109.3 million. We have financed our operations from a combination of sales of equity securities, the issuance of convertible term notes and the issuance of debt.

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

In August 2017, we borrowed $15,000,000 under a loan and security agreement with Oxford which matures in August 2022. Interest is paid monthly on the principal amount at a variable rate equal to the greater of (a) the thirty day LIBOR rate, or (b) 0.99%, plus 7.26% per annum. The loan, as amended, is secured by substantially all of our assets, including intellectual property. Under the terms of the agreement, as amended, interest-only payments are due monthly through December 2019, with principal payments commencing in January 2020, due in 32 equal monthly installments. A final fee of $1,200,000 is due at maturity (or acceleration or prepayment). Subject to a prepayment fee equal to between 0.5% to 2.0% of the principal amount of the prepaid amount, we can prepay the entire loan amount by providing a written five-day notice prior to such prepayment and paying all outstanding principal, interest, final payment fees and prepayment fees plus any default fees and all other sums that shall have become due and payable.

Under the loan and security agreement, as amended, we are required to maintain a certain minimum level of revenues on a trailing six-month basis, subject to quarterly measurement through 2018, and monthly thereafter, in addition to complying with certain other covenants, including minimum cash balances. The loan and security agreement also includes events of default, the occurrence and continuation of any of which provides the financial institution with the right to exercise remedies against us and the collateral securing the loans, including cash. These events of default include, among other things, the failure to pay amounts due under the credit facilities, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or properties (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations. A violation of any of these covenants or the occurrence of a material adverse change could result in a default under the loan and security, which would result in termination of all commitments and loans under the agreement and all amounts owing under the agreement to become immediately due and payable. As of September 30, 2017 and March 31, 2018, we were in violation of a covenant under the loan and security agreement. On November 9, 2017, AirXpanders and the financial institution entered into a waiver and first amendment to the loan and security agreement, pursuant to which we received a waiver of the event of default for the September 30, 2017 noncompliance with a financial covenant, and modified certain financial covenants. On April 26, 2018, AirXpanders and the financial institution entered into a further waiver and second amendment to the loan and security agreement, pursuant to which it received a waiver of the event of default for the March 31, 2018 noncompliance with a financial covenant. On July 30, 2018, the Company and the financial institution entered into a further waiver and fourth amendment to the loan and security agreement, pursuant to which it received a waiver of the event of default for the June 30, 2018 noncompliance with a financial covenant.

In the second quarter of 2018, we completed a reorganization which included a reduction in workforce to reduce operating costs and better align our workforce with the needs of our business. Under this reorganization, we reduced our workforce by approximately 45 positions.

We believe that our cash balance as of June 30, 2018, based on our current operating plan which includes the above described reduction in workforce, is sufficient to support our operating expenses into the fourth quarter of 2018.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(15,435)	$(14,316)
Net cash used in investing activities	12,267	(26,887)
Net cash provided by financing activities	5	31,941
Net (decrease) increase in cash and cash equivalents	$(3,163)	$(9,262)

Cash Flows from Operating Activities

For the six months ended June 30, 2018, cash used in operating activities of $15.4 million resulted primarily from a net loss of $14.0 million, reduced by noncash adjustments, primarily inventory reserve adjustments of $1.0 million, stock based compensation of $0.4 million and depreciation and amortization of $0.7 million. Additional operating cash requirements consisted of $5.4 million for inventory purchases, offset by $1.6 million due principally to timing of payments of expenditures.

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

Cash Flows from Investing Activities

For the six months ended June 30, 2018, cash provided by investing activities consisted of $12.0 million related to the maturities of short-term investments, offset by $0.7 million for capital expenditures.

For the six months ended June 30, 2017, cash used in investing activities consisted of $25.0 million for the purchase of short-term investments and $1.9 million for capital expenditures to support scaling up of manufacturing capacity.

 Cash Flows from Financing Activities

For the six months ended June 30, 2018, cash provided by financing activities consisted solely of exercises of employee stock options.

For the six months ended June 30, 2017, cash provided by financing activities of $31.9 million resulted primarily from approximately $32.6 million in net proceeds from our February 2017 equity offering in which we issued approximately 16.3 million shares of Common Stock. This was slightly offset by $0.8 million in principal payments we made on our outstanding note due July 2017.

Funding Considerations

Based on our current operating plan, we do not have sufficient capital to continue our operations beyond some time in the fourth quarter of 2018. We plan to raise additional capital in the future to support our operations. However, we currently have no committed sources of capital funding and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. These factors raise substantial doubt about our ability to continue as a going concern within one year from the date the consolidated financial statements are issued. If adequate funding is not available, we may no longer be a going concern and may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

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

Off–Balance Sheet Arrangements

As of June 30, 2018, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries.

Contractual Obligations and Commitments

During the six months ended June 30, 2018, there have been no material changes to the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

During the six months ended June 30, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As we have limited commercialization of our product, we are generating a small amount of revenue and are not cash flow positive or profitable. Our net revenue from sales of AeroForm was approximately $3.7 million for the six months ended June 30, 2018 and $3.9 million for the year ended December 31, 2017, and, as of June 30, 2018, we had cash, cash equivalents and short-term investments of approximately $6.5 million. Our existing capital may be insufficient to meet our requirements. These requirements include, but not limited to, funding our continued commercial launch of AeroForm in the United States, or U.S., building our supporting manufacturing infrastructure and building inventory, continuing to build a dependable partnership with our current and other contract manufacturers, building our salesforce to support our commercialization efforts, and covering any losses. We will need to raise additional funds through financings or borrowings in 2018 in order to accomplish our planned objectives. Failure to raise additional funds could delay, reduce, or halt our commercialization and would impact our ability to continue as a going concern.

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

We are a U.S. based medical device company with a limited history of operations and have limited commercial experience with our product. Medical device product development is a speculative undertaking and involves a substantial degree of risk. To date, we have focused on developing our sole product, AeroForm, and currently have no other products in development. We have incurred net losses since our inception, including net losses of approximately $14.0 million in the six months ended June 30, 2018, $29.0 million in 2017, $19.4 million in 2016, and $11.2 million in 2015. As of June 30, 2018, our accumulated deficit was approximately $109.3 million. Although we have started to generate revenues from sales in Australia and the United States, we expect to continue to incur significant operating losses for the near future as we incur costs, including those associated with commercializing our products, building our supporting manufacturing infrastructure, building a dependable partnership with our current and other contract manufacturers, as well as the increased costs associated with being a public company in the U.S. with equity securities listed on the ASX.

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

We currently employ, or engage as consultants, a number of key management and scientific personnel. There is a risk that we will be unable to attract and retain the necessary staff to pursue our business model. In April 2018, Mr. Scott Dodson, our former President and CEO, resigned. In June 2018, Mr. Frank Grillo was hired as our President and CEO. While we were able to attract and hire a replacement, there is no guarantee we can retain Mr. Grillo, or other key management and scientific personnel. This may affect how efficiently we operate our business and our future financial performance could be impacted.

We have structured incentive programs for our key personnel, including an equity incentive plan. Despite these measures, there is no guarantee that we will be able to attract and retain suitable qualified personnel, which could negatively affect our ability to reach our goals.

Efforts to restructure our operations and align our resources with market opportunities could disrupt our business and affect our results of operations.*

In the second quarter of 2018, we completed a reduction in force and internal reorganization to reduce the size and cost of our operations and to better match our resources with our market opportunities. We may take similar steps in the future to improve efficiency and match our resources with market opportunities. These changes may not be successful in adequately reducing the cost of our operations. In addition, any such changes could be disruptive to our business.

Our business model will depend solely on the success of AeroForm for breast reconstruction procedures.

We expect to derive all of our revenue in the foreseeable future from sales of AeroForm for breast reconstruction procedures. We have no other commercial products or products in active development at this time. Acceptance of our product in the marketplace is uncertain, and our failure to achieve sufficient market acceptance will significantly limit our ability to generate revenue and be profitable. If we are unable to successfully achieve meaningful market penetration with AeroForm, our commercial strategy will be unattainable and our business operations, financial results and growth prospects will be materially and adversely affected.

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

Regulatory approval and clearance of AeroForm, including in Australia and the U.S., will not guarantee market adoption. In order to achieve commercial success, we are dependent on the acceptance and promotion of AeroForm by patients and surgeons. Reasons that patients and surgeons may be slow to adopt AeroForm include, but are not limited to:

•	preference of the products of competitors due to familiarity with those products or for various other reasons;

•	concern that radiotherapy treatments may be affected by the precense of AeroForm;

•	limited clinical data illustrating the benefits of AeroForm to patients and surgeons;

•	concern over potential liability risks involved in using a new product; and

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

We currently have limited marketing resources and will need to commit significant resources to developing sales, distribution and marketing capabilities. We currently utilize a direct sales force in the U.S. and a distributor in Australia. Most other markets will likely entail the use of a distributor. We will need to ensure compliance with all legal and regulatory requirements for sales, marketing and distribution in each relevant market. There is a risk that we will be unable to develop sufficient sales, marketing and distribution capacity to effectively commercialize AeroForm.

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

Our main manufacturing of AeroForm is managed by a contract manufacturer located in Costa Rica. While we also plan to retain the ability to manufacture certain subassemblies AeroForm at our California location, there are inherent risks in relying on outsourced contract manufacturers particularly where the contract manufacturer is located outside of the U.S. These risks include risks of economic change, recession, labor strikes or disruptions, political turmoil, changes in tariffs or trade barriers, and lack of contract enforceability.

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

Once regulatory approval has been granted, an approved product and its manufacturer are subject to ongoing review and regulation. Any approved or cleared product may only be promoted for its approved or cleared uses consistent with the products labeling. In addition, product labeling, packaging, QSR requirements, adverse event reporting, advertising and promotion, scientific and educational activities, and promotional activities involving the internet and social media will be subject to extensive regulatory requirements. To ensure compliance with regulatory requirements, medical device manufacturers are subject to market surveillance and periodic, pre-scheduled and unannounced inspections by the FDA, and these inspections may include the manufacturing facilities of our current and future contract manufacturers and our subcontractors.

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

Risks Related to Our Industry

We may be adversely affected by health care reform legislation in the U.S. and other countries.*

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

Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, the continuing resolution on appropriations for fiscal year 2018, recently signed by President Trump, delays the implementation of certain PPACA-mandated fees, including the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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

The manufacturing facilities of AeroForm must comply with stringent regulatory requirements.*

Our products are classified as medical devices. Medical devices are subject to extensive regulation in the United States by the FDA and numerous other federal, state and foreign governmental authorities. FDA regulations specific to medical devices are wide-ranging and govern, among other things:

•	design, development and manufacturing;

•	testing;

•	clinical trials in humans;

•	electronic product safety;

•	labeling;

•	storage;

•	marketing;

•	premarket clearance or approval;

•	record keeping procedures;

•	advertising and promotion;

•	post-market surveillance and reporting of deaths, serious injuries or malfunctions; and

•	export.

Our manufacturing processes are required to comply with the FDA’s Quality System Regulations, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces its Quality System Regulations through periodic unannounced inspections. If our manufacturing facility fails a Quality System inspection, our operations and manufacturing could be interrupted. Failure to take adequate and timely corrective action in response to an adverse Quality System inspection could force a shutdown of our manufacturing operations or a recall of our products. As we have outsourced a significant portion of our manufacturing to a contract manufacturer located in Costa Rica, we have limited direct control over the compliance of the facility which manufactures AeroForm. If the manufacturer does not comply with any relevant requirements, this may adversely affect our ability to manufacturer and sell AeroForm.

Compliance with these regulations can be complex, expensive and time-consuming. If we fail to comply with such regulations, we could be subject to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, orders for repair, replacement or refund, customer notifications, termination of distribution, product seizures or civil penalties. In the most egregious cases, criminal sanctions or closure of our manufacturing facilities or those of our contract manufacturers or suppliers are possible. If we are required to shut down our manufacturing operations or recall any of our products, we may not be able to provide our customers with the quantity of products they require, and we could lose customers and suffer reduced revenue. If we are unable to obtain sufficient quantities of high quality products to meet customer demand on a timely basis, we could lose customers, our growth could be limited or halted and our business could be harmed. For example, in June 2018, we initiated a voluntary Class III recall of approximately 50 AeroForm Tissue Expander Systems. A Class III recall is a recall associated with distributed product in which use of, or exposure to, the product is not likely to cause adverse health consequences. Future recalls could divert management attention and financial resources and could harm our reputation with customers which in turn could have a material impact our financial results.

We are also subject to medical device reporting regulations that require us to report to the FDA if our products cause or contribute to a death or serious injury or if they malfunction. It is possible that claims could be made against us alleging that our products are defective or unsafe. Our failure to comply with applicable regulatory requirements could result in an enforcement action by the FDA. The identification of serious safety risks could result in product recalls or withdrawal of our clearance or approval. The imposition of any one or more of these penalties could have a negative effect on our business, product sales and profitability.

Furthermore, to maintain the CE Mark, The British Standards Institute, our Notified Body, will regularly audit our suppliers and manufacturers. Failure to comply with the applicable regulatory requirements can result in, among other things, temporary manufacturing shutdowns, product recalls, product shortages, bans on imports and exports and a damaged brand name.

Our third party contract manufacturer or component manufacturers may also be subject to the same sanctions and, as a result, may be unable to supply components for our products. Any failure to retain governmental clearances or approvals that we currently hold or to obtain additional similar clearances or approvals could prevent us from successfully marketing our products and technology and could harm our operating results. Furthermore, changes in the applicable governmental regulations could prevent further commercialization of our products and technologies and could harm our business.

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

As of June 30, 2018, our principal stockholders beneficially owned a substantial percentage of our voting stock. If these significant stockholders were to act together, they would be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, there is a risk that these stockholders, although unrelated to each other, may make collective decisions that do not accord with, or are not in the best interests of, other stockholders and CDI holders. For example, the principal stockholders could, through their concentration of ownership, delay or prevent a change of control, even if a change of control is in the best interests of our other stockholders and CDI holders.

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

As a Delaware company with an ASX listing and a registration as a foreign company in Australia, we will need to ensure continuous compliance with Delaware law and relevant Australian laws and regulations, including ASX Listing Rules and certain provisions of the Corporations Act. To the extent of any inconsistency between Delaware law and Australian law and regulations, we may need to make changes to our business operations, structure or policies to resolve such inconsistency. If we are required to make such changes, this is likely to result in interruptions to our operations, additional demands on key employees and extra costs.

Item 2.     Unregistered Sales of Equity Securities

Except as previously disclosed on Form 8-K, there were no unregistered shares of common stock or other equity securities during the quarter ended June 30, 2018.

Item 5.     Other Information

On July 30, 2018, the Company and Oxford Finance LLC ("Oxford") entered into the waiver and fourth amendment to the loan and security agreement (the "Fourth Amendment"), pursuant to which it received waivers of the event of default for the June 30, 2018 noncompliance with a financial covenant. In connection with the Fourth Amendment, the following changes were made to the loan and security agreement:

●	Extended the interest-only payments through December 2019, with principal payments commencing in January 2020, due in 32 equal monthly installments, together with accrued interest;
●	Removed the provision to extend the interest-only period until October 2020 if certain conditions were achieved; and
●	Modified certain future financial covenants;

In connection with the Fourth Amendment, the Company has agreed to issue a new warrant to Oxford to purchase shares of the Company’s common stock. The number of shares into which the warrant is exercisable will be determined by dividing one hundred and fifty thousand U.S. dollars by the lower of the ten-day average of the closing prices of the Company’s CDIs on ASX prior to July 30, 2018 (multiplied by three and converted to U.S. dollars), and the lowest price at which the Company’s securities are sold in the next capital raising (unless there is an earlier event of default and the ten-day average of the closing prices of CDIs on the ASX prior to an occurrence of event of default is lower).  The exercise price will be the applicable price used to determine the number of shares. The terms of the warrant are otherwise the same as the warrants previously issued to Oxford.

Item 6.     Exhibits

Exhibit No.	Description of Document

3.1*	Amended and Restated Certificate of Incorporation

3.2*	Amended and Restated By-Laws

10.1**	Waiver and Second Amendment to Loan and Security Agreement between Company and Oxford Finance LLC dated April 26, 2018

10.2**	Warrants to Purchase Common Stock issued to Oxford Finance LLC on April 26, 2018

10.3**	Amendment to Offer Letter Agreement between Company and Mr. Scott Murcray to April 10, 2018+

10.4**	Separation Agreement between Company and Mr. Scott Dodson dated April 19, 2018+

10.5**	Offer Letter between Company and Mr. Frank Grillo dated June 9, 2018+

10.6**	Third Amendment to Loan and Security Agreement between Company and Oxford Finance LLC dated June 5, 2018

10.7**	Waiver and Fourth Amendment to Loan and Security Agreement between Company and Oxford Finance LLC dated July 30, 2018

31.1**	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.2**	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

32.1***	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.2***	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Database

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Previously filed as the similarly numbered exhibit to the Form 10 (File No. 000-55781), filed with the Securities and Exchange Commission on July 17, 2017, and incorporated by reference herein.
**	Filed herewith
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

+	Indicates management contract, compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

AirXpanders, Inc. (Registrant)

	By:	/s/ Scott Murcray
Name: Scott Murcray
Date: July 31, 2018		Title: Chief Financial Officer and Chief Operating Officer
(Duly Authorized Officer)