Form 10-Q
period 2018-09-30
AIRXPANDERS INC
filed 2018-10-31
CIK 1387156

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company." in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 26, 2018, there were 186,153,283 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our operating performance and events or developments that we expect or anticipate will occur in the future that are based on management’s beliefs, assumptions and expectations and on information currently available to management. Any statements contained in this Quarterly Report on Form 10-Q that are not of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” "should," “could,” "plan," “believes,” “estimates,” ‘expects,” “intends,” or the negative of these words or other similar terms or expressions that involve risks and uncertainties which have not been based solely on historical facts but on our beliefs, assumptions and expectations about our future operating performance, events and results. The forward-looking statements are contained principally in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about:

●	our ability to raise additional funding and continue as a going concern;

●	our ability to comply with covenants and obligations under our loan agreement;

●	the U.S. commercial market acceptance and U.S. sales of our product;

●	our ability or the ability of our third-party contract manufacturer to build our product in sufficient quantities or at required quality standards to satisfy anticipated demand;

●	our ability to manufacture our product at a lower cost in order to generate positive gross margins;

●	the ability of our Australia distributor to continue to commercialize our product in Australia;

●	our ability to obtain or maintain reimbursement for our current or new products; and

●	our expectations with respect to the integrity or capabilities of our intellectual property positions.

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

For the Quarter Ended September 30, 2018

PART I. – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AirXpanders, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$14,320	$4,162
Short-term investments	—	18,428
Accounts receivable, net	813	1,022
Inventory	9,961	8,132
Prepaid expenses and other current assets	1,105	1,018
Total current assets	26,199	32,762
Property and equipment, net	3,913	4,435
Other assets	154	129
Total assets	$30,266	$37,326
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,119	$3,345
Accrued expenses	2,725	2,521
Total current liabilities	5,844	5,866
Long-term debt, less current portion, net of discount	14,822	14,624
Total liabilities	20,666	20,490
Commitments and Contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Class A common stock, $0.001 par value; 200,000,000 authorized; 185,850,890 and 95,943,409 shares issued and outstanding at September 30, 2018 and December 31, 2017	186	96
Class B common stock, $0.001 par value; 100,000,000 authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	126,154	112,045
Accumulated other comprehensive loss	—	6
Accumulated deficit	(116,740)	(95,311)
Total stockholders' equity	9,600	16,836
Total liabilities and stockholders' equity	$30,266	$37,326

See accompanying notes to condensed consolidated financial statements.

AirXpanders, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net revenue	$2,052	$1,159	$5,790	$2,116
Cost of goods sold	4,269	1,638	9,848	6,363
Gross loss	(2,217)	(479)	(4,058)	(4,247)
Operating expenses:
Research and development	883	1,952	3,505	6,329
Selling, general and administrative	3,573	3,371	12,260	10,586
Total operating expenses	4,456	5,323	15,765	16,915
Operating loss	(6,673)	(5,802)	(19,823)	(21,162)
Other expense (income):
Interest expense	530	242	1,478	328
Other expense (income), net	196	(44)	128	(172)
Total other expense (income), net	726	198	1,606	156
Operating loss before income tax provision	(7,399)	(6,000)	(21,429)	(21,318)
Provision for income taxes	-	(1)	-	1
Net loss	(7,399)	(5,999)	(21,429)	(21,319)

Net loss per common share: basic and diluted	$(0.06)	$(0.06)	$(0.20)	$(0.23)

Weighted-average number of common shares used in computing net loss per common share: basic and diluted	126,327	95,901	106,199	93,104

Comprehensive Loss:
Net loss	$(7,399)	$(5,999)	$(21,429)	$(21,319)
Unrealized gain (loss) loss on investments		14		-
Total comprehensive loss	$(7,399)	$(5,985)	$(21,429)	$(21,319)

See accompanying notes to condensed consolidated financial statements.

AirXpanders, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share amounts)

(unaudited)

	Common Stock
	Issued and Outstanding Shares	Amount	Additional Paid-In Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2017	95,943,409	$96	$112,045	$6	$(95,311)	$16,836
Issuance of common stock, net of issuance costs of $1,297	89,773,611	90	13,370	—	—	13,460
Net exercise of warrants	116,476	—	—	—	—	—
Exercise of stock options	174,394	—	5	—	—	5
Stock-based compensation	—	—	538	—	—	538
Issuance of 277,778 warrants in connection with April 2018 amendment to debt agreement	—	—	47	—	—	47
Issuance of 937,500 warrants in connection with July 2018 amendment to debt agreement	—	—	149	—	—	149
Unrealized loss on investments	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(21,429)	(21,429)
Balance, September 30, 2018	185,850,890	$186	$126,154	$—	$(116,740)	$9,600

See accompanying notes to condensed consolidated financial statements.

AirXpanders, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(21,429)	$(21,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	994	343
Amortization of debt discount and deferred issuance cost	394	107
Inventory write-down and reserves	1,445	3,143
Stock-based compensation	538	533
Allowance for doubtful accounts	61	-
Sales returns reserve	31	-
Loss on disposal of fixed assets	179	-
Changes in operating assets and liabilities:
Accounts receivable	117	(633)
Inventory	(3,274)	(7,934)
Prepaid expenses and other assets	(118)	(991)
Accounts payable	(226)	1,032
Accrued expenses	204	909
Net cash used in operating activities	(21,084)	(24,810)
Cash flows from investing activities
Purchases of short-term investments	-	(24,953)
Maturities of short-term investments	18,428	3,992
Purchase of property and equipment	(651)	(1,978)
Net cash provided by (used in) investing activities	17,777	(22,939)
Cash flows from financing activities
Proceeds from debt issuance, net of issuance costs	-	14,717
Principal payments on notes payable	-	(1,272)
Proceeds from issuance of common stock, net of issuance costs	13,460	32,649
Proceeds from exercise of stock options	5	53
Net cash provided by financing activities	13,465	46,147
Net increase (decrease) in cash and cash equivalents	10,158	(1,602)
Cash and cash equivalents — beginning of period	4,162	11,477
Cash and cash equivalents — end of period	$14,320	$9,875
Supplemental disclosure:
Cash paid for interest	$1,040	$28
Cash paid for taxes	$-	$1
Issuance of 277,778 warrants to purchase common stock in connection with August 2017 loan agreement	$-	$227
Issuance of 277,778 warrants to purchase common stock in connection with April 2018 loan amendment	$47	$-
Issuance of 937,500 warrants to purchase common stock in connection with July 2018 loan amendment	$149	$-

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has incurred net losses and cash flow deficits from operations since its inception and has an accumulated deficit of $116.7 million at September 30, 2018. To date, the Company’s products have been approved for marketing and sales in Europe, Australia and the United States, and the Company started selling its product in Australia in 2015, and in the United States in 2017. Management expects operating losses and cash flow deficits to continue for the foreseeable future. The Company’s ability to achieve profitability is dependent primarily on its ability to gain market share in the U.S, build and maintain manufacturing capacity to support commercial launch in the U.S. and obtain a more profitable per unit manufacturing cost for its products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least a year after the issuance date of the accompanying condensed consolidated financial statements. The Company plans to address these conditions by raising capital through equity or debt financings, or a combination of both, from outside current and new investors and institutions. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company. The accompanying condensed consolidated financial statements do not include any adjustments that may be needed if the Company were unable to continue as a going concern.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year. Certain amounts presented in prior periods have been reclassified to the current year presentation. Such changes had no effect on the previously reported net loss or accumulated deficit.

Foreign Currency

The Company transacts business in Australia. The functional currency of its branch office in Australia is the U.S. dollar. Monetary assets and liabilities are translated at the year-end exchange rate and non-monetary assets and liabilities are translated at historical rates and items in the statement of operations are translated at average rates with gains and losses from remeasurement being recorded in other expense (income), net in the accompanying condensed consolidated statements of operations and comprehensive loss. Foreign currency translation and remeasurement gains or losses included in other expense (income), net in the accompanying condensed consolidated statements of operations and comprehensive loss was a loss of $8,000 and $9,000 during the three months ended September 30, 2018 and 2017, respectively, and a loss of $28,000 and a gain of $35,000 during the nine months ended September 30, 2018 and 2017, respectively.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. The Company’s most significant estimates relate to revenue recognition, including estimates of sales returns, valuation of stock options, valuation of its inventory at the lower of cost or market and going concern evaluation.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents. The Company maintains all of its U.S. cash balances at one financial institution, which at times may exceed the Federal Deposit Insurance Corporation (FDIC) limits of $250,000 for interest-bearing accounts. At September 30, 2018 and December 31, 2017, the Company had unrestricted cash balances of approximately $13.0 million and $3.7 million, respectively, that were in excess of the FDIC limits.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Short term investments are classified as “available-for-sale” and are reported at fair value with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income. As of September 30, 2018, all of the Company's investments had matured. The cost of securities sold is based on the specific identification method. The Company classifies its investments as current based on the nature of the investment and their availability for use in current operations. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades. At September 30, 2018 and December 31, 2017, the Company maintained balances of $14.3 million and $22.4 million, respectively, with one U.S. financial institution and the US dollar equivalent of approximately $12,000 and $0.2 million, respectively, with one Australian financial institution.

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

Impairment of Long-Lived Assets

The Company's long-lived assets and other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. As of September 30, 2018 and December 31, 2017, the Company had not experienced impairment losses on its long-lived assets.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value on a recurring basis in the balance sheet as of the following dates (in thousands):

	September 30, 2018
	Fair Value Measurements
	Using Input Types
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$14,320	$—	$—	$14,320
Total assets at fair value	$14,320	$—	$—	$14,320

	December 31, 2017
	Fair Value Measurements
	Using Input Types
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,162	$—	$—	$4,162
Short-term investments	18,428	—	—	18,428
Total assets at fair value	$22,590	$-	$—	$22,590

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

The Company has established an allowance for sales returns of $0.2 million as of September 30, 2018 and December 31, 2017, respectively, recorded net against accounts receivable in the balance sheet.

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

The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates that customers may have an inability to meet their financial obligations and receivable amounts are outstanding for an extended period beyond the invoice terms. In these cases, the Company uses assumptions and judgment, based on the best available facts and circumstances, to either record a specific allowance against these customer balances or to write the balances off. The accounts receivable aging is reviewed on a regular basis and write-offs are recorded on a case-by-case basis net of any amounts that may be collected. Allowance charges are recorded as operating expenses. Based on the Company’s customer analysis, the Company had an allowance for doubtful accounts of $0.1 million as of September 30, 2018 and no allowance as of December 31, 2017.

Concentration

No customer accounts for more than 10% of net revenues for three and nine months ended September 30, 2018, or of the accounts receivable balance as of December 31, 2017. As of September 30, 2018, our Australian distributor accounted for 11% of the accounts receivable balance. Five customers contributed 23% and 25%, respectively, of the Company’s revenue for the three and nine months ended September 30, 2017. U.S. product sales are to hospitals and accounted for 89% and 85% of total net revenues for the three months ended September 30, 2018 and 2017, respectively, and 89% and 74% of total net revenues for the nine months ended September 30, 2018 and 2017, respectively. For all periods except the three months ended September 30, 2018, the remainder of sales were to hospitals in Australia. In the three months ended September 30, 2018, the remainder of sales were to a single distributor in Australia.

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

Following is a table summarizing the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding as their effects would be antidilutive as of September 30 in the following years (in thousands):

	2018	2017
Shares of common stock issuable upon exercise of warrants	1,711	615
Shares of common stock options	4,805	6,404
Potential common shares excluded from diluted net loss per share	6,516	7,019

Recent Accounting Pronouncements

          The Company assesses the adoption impact of recently issued accounting standards by the Financial Accounting Standards Board on our financial statements. There have been no material updates to our previous assessments, if any, from our audited financial statements included in our annual report on Form 10-K, filed with the SEC on February 28, 2018.

NOTE 4 – INVENTORY

Inventory consisted of the following at (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials	$1,958	$1,777
Work in progress	5,140	4,863
Finished goods	2,863	1,492
Inventory	$9,961	$8,132

The Company had recorded inventory provisions and write-downs to inventory to market value by $0.1 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively, and by $1.4 million and $3.1 million for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at (in thousands):

	September 30,	December 31,
	2018	2017
Machinery and equipment	$3,169	$3,356
Computer equipment	327	284
Furniture and fixtures	239	386
Leasehold improvements	468	810
Software licenses	321	284
Office equipment	2	23
Construction in progress	1,139	651
Property and equipment, gross	5,665	5,794
Accumulated depreciation and amortization	(1,752)	(1,359)
Property and equipment, net	$3,913	$4,435

Depreciation and amortization expense amounted to $0.3 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and to $1.0 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at (in thousands):

	September 30,	December 31,
	2018	2017
Accrued compensation and benefits	$924	$967
Accrued rent payable	134	204
Purchase commitments	138	75
Customer deposits	561	391
Accrued other	968	884
Total accrued expenses	$2,725	$2,521

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

The Company recorded $4,000 to interest expense related to amortization of the debt discount and issuance costs for the three months ended September 30, 2017, and $31,000 to interest expense related to amortization of the debt discount and issuance costs for the nine months ended September 30, 2017. The Company recorded $30,000 of interest expense on the loans for the three months ended September 30, 2017, and $0.1 million of interest expense on the loans for the nine months ended September 30, 2017.

August 2017 Debt

In August 2017, the Company borrowed $15,000,000 under a loan and security agreement with a financial institution which matures in August 2022. Interest is paid monthly on the principal amount at a variable rate equal to the greater of (a) the thirty day LIBOR rate, or (b) 0.99%, plus 7.26% per annum. The loan, as amended on April 26, 2018, is secured by substantially all of our assets, including intellectual property. Under the terms of the agreement, as amended on July 30, 2018, interest-only payments are due monthly through December 2019, with principal payments commencing in January 2020, due in 32 equal monthly installments. A final fee of $1,200,000 is due at maturity (or acceleration or prepayment), and is being accrued monthly as additional interest expense over the term of the loan. Subject to a prepayment fee equal to between 0.5% to 2.0% of the principal amount of the prepaid amount, we can prepay the entire loan amount by providing a written five-day notice prior to such prepayment and paying all outstanding principal, interest, final payment fees and prepayment fees plus any default fees and all other sums that shall have become due and payable.

Under the loan and security agreement, as amended in July 2018, the Company is required to maintain a certain minimum level of revenues on a trailing six-month basis, subject to quarterly measurement through 2018, and monthly thereafter, in addition to complying with certain other covenants, including minimum cash balances. The loan and security agreement also includes events of default, the occurrence and continuation of any of which provides the financial institution with the right to exercise remedies against us and the collateral securing the loans, including cash. These events of default include, among other things, the failure to pay amounts due under the credit facilities, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or properties (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations. A violation of any of these covenants or the occurrence of a material adverse change could result in a default under the loan and security, which would result in termination of all commitments and loans under the agreement and all amounts owing under the agreement to become immediately due and payable. As of September 30, 2017, March 31, 2018 and June 30, 2018, the Company was in violation of a covenant under the loan and security agreement. On November 9, 2017, the Company and the financial institution entered into a waiver and first amendment to the loan and security agreement, pursuant to which it received a waiver of the event of default for the September 30, 2017 noncompliance with a financial covenant, and modified certain financial covenants. On April 26, 2018, the Company and the financial institution entered into a further waiver and second amendment to the loan and security agreement, pursuant to which it received a waiver of the event of default for the March 31, 2018 noncompliance with a financial covenant. On July 30, 2018, the Company and the financial institution entered into a further waiver and fourth amendment to the loan and security agreement, pursuant to which it received a waiver of the event of default for the June 30, 2018 noncompliance with a financial covenant. The Company was in compliance with the covenants as of September 30, 2018.

In connection with the loan and security agreement, the Company issued warrants to the financial institution for the purchase of 277,778 shares of its Class A common stock (“Common Stock”) with an exercise price of $1.62 per share. The fair value of the warrants of $227,000 on the date of issuance was recorded as additional debt discount. In connection with the second amendment to the loan and security agreement, the Company issued warrants to the financial institution for the purchase of 277,778 shares of its Common Stock with an exercise price of $0.32 per share. The fair value of the warrants of $48,000 on the date of issuance was recorded as additional debt discount. In connection with the fourth amendment to the loan and security agreement, the Company issued warrants to the financial institution for the purchase of 937,500 shares of its Common Stock with an exercise price of $0.16 per share. The fair value of the warrants of $149,000 on the date of issuance was recorded as additional debt discount.

The Company recorded $0.2 million and $9,000 to interest expense related to amortization of the debt discount and issuance costs for the three months ended September 30, 2018 and 2017, respectively, and recorded $0.4 million and $9,000 to interest expense related to amortization of the debt discount and issuance costs for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the unamortized discount and issuance cost is $0.6 million.

The Company recorded $0.4 million and $0.2 million of interest expense on the loans for the three months ended September 30, 2018 and 2017, respectively, and recorded $1.2 million and $0.2 million of interest expense on the loans for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, $15.0 million was outstanding under this loan and security agreement.

As of September 30, 2018, the future principal payments, including the final fee, due under the loan and security agreement are (in thousands):

Year ending December 31,
2018 (remaining 3 months)	$-
2019	469
2020	5,625
2021	5,625
2022	4,481
Total	$16,200

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company signed a non-cancelable operating sublease for an approximate 24,000 square foot facility for office, research and development and manufacturing in San Jose, California. The sublease expires in August 2019. Additionally, the Company leases approximately 5,000 square feet for office and research and development in Palo Alto, California under a non-cancelable operating lease. The term of the lease expires in September 2019. This facility is currently under a non-cancelable sublease with a tenant through its expiration date. Previously, the Company maintained manufacturing space of approximately 9,000 square feet in Palo Alto, California. In August 2018 the Company negotiated the termination of the lease with the landlord. Previously, the Company maintained a sales office in Sydney, Australia under a non-cancelable lease that expires in April 2020. In August 2018 the Company negotiated with the landlord a transfer of the lease to a new tenant.

The terms of the current leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease term.

As of September 30, 2018, the future rental commitments due under the lease are (in thousands):

Year ending December 31,
2018 (remaining 3 months)	$148
2019	429
2020	-
2021	-
2022 and beyond	-
Total	$577

The Company maintains an inventory purchase agreements with its third-party contract manufacturer in Costa Rica. The Company’s liability under this purchase commitment is generally restricted to a forecasted three month period. The Company estimates its open inventory purchase commitment as of September 30, 2018 was approximately $1.8 million. The Company recorded a $0.2 million inventory write-down to market value related to this commitment, which is included in accrued expenses in the accompanying condensed consolidated balance sheet.

Indemnifications

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The Company has a directors and officers’ liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company's management believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of September 30, 2018 and December 31, 2017.

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

In consideration for the license, AirXpanders pays Shalon Ventures a running royalty of 3% of net sales of the licensed invention. If the amount of royalties paid in a calendar year is less than $10,000, then AirXpanders shall also pay Shalon Ventures’ out of pocket costs for prosecuting and maintaining the relevant patents. Each party indemnifies the other for any liability arising out of its material breach of the license, or its gross negligence, intentional misconduct and illegal actions. AirXpanders also indemnifies Shalon Ventures for any liability arising out of the commercialization of products using the license. For the three months ended September 30, 2018 and 2017, respectively, the Company recorded approximately $0.1 million and $35,000 in royalty fees, which is included in cost of goods sold in the accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2018 and 2017, respectively, the Company recorded approximately $0.2 million and $0.1 million in royalty fees, which is included in cost of goods sold in the accompanying condensed consolidated statements of operations. Mr. Teddy Shalon is the Chief Executive Officer and sole shareholder of Shalon Ventures. Mr. Shalon and Mr. Barry Cheskin are each party to an agreement with Shalon Ventures, under which Shalon Ventures has agreed to pay Mr. Shalon 58%, and Mr. Cheskin 8%, of any royalties due to Shalon Ventures from AirXpanders under the Shalon Ventures License Agreement. Mr. Shalon was a director of the Company through May 2017, and a current stockholder of the Company. Mr. Cheskin is a director and stockholder of the Company. Mr. Cheskin is also the co-founder and chairman of the board of the Company.

NOTE 9 – COMMON STOCK

The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 300,000,000 shares of $0.001 par value common stock consisting of 200,000,000 shares of common stock Class A and 100,000,000 shares of common stock Class B. Class A common stockholders are entitled to dividends when and if declared by the Board of Directors, Class B common stockholders are not entitled to any dividends. The holder of each share of Class A common stock is entitled to one vote and holders of Class B common stock are not entitled to vote. At September 30, 2018 and December 31, 2017, no dividends had been declared for common stock. At September 30, 2018, 185,850,890 shares of common stock Class A and no shares of common stock Class B, respectively, were issued and outstanding.

In October 2018 (see Note 12), the shareholders approved an amendment to the Company's Certificate of Incorporation to increase the total number of authorized shares of Class A Common Stock from 200,000,000 shares to 600,000,000 shares and eliminate Class B Common Stock.

In August 2018, we issued 89,773,611 shares of Common Stock in connection with a rights offering on the ASX and private placement. We raised a total of $14.8 million, net of issuance costs of approximately $1.3 million. In October 2018, upon shareholder approval, we issued 299,060 shares of Common Stock to Mr. Barry Cheskin, the Chairman of the Board, for $50,000 in connection with the second closing of the private placement (see Note 12).

NOTE 10 – CONVERTIBLE PREFERRED STOCK

The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 10,000,000 authorized shares of preferred stock, with rights and privileges for preferred stock to be determined by Company’s Board of Directors before issuing preferred shares. At September 30, 2018 and December 31, 2017, there were no outstanding shares of preferred stock.

NOTE 11 – STOCK-BASED COMPENSATION

The fair value of stock options is estimated on the grant date using the Black-Scholes valuation model and the assumptions noted in the following table.

	Nine Months Ended
	September 30,
	2018			2017
Expected terms (years)	5.7	-	6.2	5.3	-	10.0
Volatility	32.1	-	33.1%	31.9	-	40.7%
Risk-free rate	2.6	-	3.0%	1.8	-	2.4%

Activity under the Plan is set forth below:

			Weighted	Weighted
			Average	Average
	Options	Number of	Exercise	Remaining
	Available	Options	Price	Contractual
	for Grant	Outstanding	per Share	Life in Years
Balance — December 31, 2017	1,601,202	6,521,146	$1.19	6.9
Additional shares reserved (net of released)	1,918,868	—
Options granted	(2,604,889)	2,604,889	$0.98
Options exercised	—	(17,394)	$0.31
Options forfeited/cancelled/repurchase	4,303,214	(4,303,214)	$0.99
Balance — September 30, 2018	5,218,395	4,805,427	$1.27	7.9
Vested or expected to vest at September 30, 2018		4,805,427	$1.27	7.9
Exercisable at September 30, 2018		2,098,505	$1.28	6.2

In connection with the grant of stock options to employees and non-employees, the Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of goods sold	$18	$29	$78	$73
Research and development	35	13	92	38
Selling, general and administrative	105	133	368	422
Total	$158	$175	$538	$533

NOTE 12 – SUBSEQUENT EVENTS

In October 2018, the Company amended its Certificate of Incorporation to increase the total number of authorized shares of Class A Common Stock from 200,000,000 shares to 600,000,000 sharesand eliminate Class B Common Stock.

In October 2018, the Company issued 299,060 shares of common stock at a price of US$0.167 per share to Mr Barry Cheskin, Chairman of the Board of Directors, in the second closing of the Private Placement.

In October 2018, the Company issued a option to purchase 9,617,127 shares of the Company's Common Stock at a price of US$0.14 per share to its President and Chief Executive Office, and Director, Mr. Frank Grillo. Assuming continued employment, the options vest over four (4) years as follows: twenty five percent (25%) on the one year anniversary of his commencement of employment and one-forty-eighth (1/48th) of the total grant over the remaining thirty-six (36) months. The options expire ten (10) years following the date of grant.

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

AirXpanders was incorporated in Delaware in 2005 and is headquartered in San Jose, California. We have incurred net losses and cash flow deficits from operations since our inception. During the nine months ended September 30, 2018, we had revenues of approximately $5.8 million and a net loss of $21.4 million. Our accumulated deficit was approximately $116.7 million at September 30, 2018. To date, our products have been approved for marketing and sales in Europe, Australia and, most recently, in the U.S. We commenced the sale of our product in Australia in 2015, and in the U.S. in the first quarter of 2017.

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

In August 2017, the Company borrowed $15,000,000 under a loan and security agreement with a financial institution which matures in August 2022. Interest is paid monthly on the principal amount at a variable rate equal to the greater of (a) the thirty day LIBOR rate, or (b) 0.99%, plus 7.26% per annum. The loan, as amended on April 26, 2018, is secured by substantially all of our assets, including intellectual property. Under the terms of the agreement, interest-only payments are due monthly through September 2019, with principal payments commencing in October 2019, due in 35 equal monthly installments. If we are in compliance with certain financial milestones, the interest-only payments can be extended by twelve months through September 2020, in which case the principal payments would commence in October 2020, due in 23 equal monthly installments. A final fee of $1,200,000 is due at maturity (or acceleration or prepayment). Subject to a prepayment fee equal to between 0.5% to 2.0% of the principal amount of the prepaid amount, we can prepay the entire loan amount by providing a written five-day notice prior to such prepayment and paying all outstanding principal, interest, final payment fees and prepayment fees plus any default fees and all other sums that shall have become due and payable. In connection with the loan and security agreement, we issued warrants to Oxford for the purchase of 277,778 shares of our Common Stock with an exercise price of $1.62 per share. In connection with the waiver and second amendment to the loan and security agreement dated April 26, 2018, we issued warrants to Oxford for the purchase of 277,778 shares of our Common Stock with an exercise price of $0.32 per share. In connection with the waiver and fourth amendment to the loan and security agreement dated July 30, 2018, we agreed to issue warrants to purchase shares of our Common Stock to Oxford at the earlier of September 30, 2018, or the closing of its next equity financing. Accordingly, in September 2018, we issued warrants to Oxford for the purchase of 937,500 shares of our Common Stock with an exercise price of $0.16 per share.

In August 2018, we issued 89,773,611 shares of Common Stock in connection with a rights offering on the ASX and private placement. We raised a total of $14.8 million, net of issuance costs of approximately $1.3 million. In October 2018, we issued 299,060 shares of Common Stock for $50,000 in connection with the second closing of the private placement.

In the second and third quarter of 2018, we completed a reorganization which included a reduction in workforce to reduce operating costs and better align our workforce with the needs of our business. Under this reorganization, we reduced our workforce by approximately 55 positions. In addition, in July 2018, the Company eliminated its direct sales force in Australia and commenced distributing its product through a third-party distributor in Australia.

Critical Accounting Policies and Estimates

The preparation of our financial statements conforms to accounting principles generally accepted in the United States of America, which requires management to make estimates and judgments in applying our accounting policies that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an ongoing basis, management evaluates its estimates including those related to sales returns and allowances, bad debts, inventory valuation, impairment and our going concern evaluation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates.

There were no significant changes in our critical accounting policies during the nine months ended September 30, 2018. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for a complete discussion of our critical accounting policies.

Going Concern

As we have limited commercialization of our product, we are generating a small amount of revenue and are not cash flow positive or profitable. Our net revenue from sales of AeroForm was approximately $5.8 million for the nine months ended September 30, 2018, and, as of September 30, 2018, we had cash and cash equivalents of approximately $14.3 million. We believe our current cash balances will be sufficient to cover the Company's operating expenses into the third quarter of 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least a year after the issuance date of the accompanying condensed consolidated financial statements. The Company plans to address these conditions by raising capital through equity or debt financings, or a combination of both, from outside current and new investors and institutions. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company.

Results of Operations

The following table sets forth significant components of our results of operations for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Net revenue	$2,052	$1,159	$5,790	$2,116
Cost of goods sold	4,269	1,638	9,848	6,363
Gross loss	(2,217)	(479)	(4,058)	(4,247)
Operating expenses:
Research and development	883	1,952	3,505	6,329
Selling, general and administrative	3,573	3,371	12,260	10,586
Total operating expenses	4,456	5,323	15,765	16,915
Operating loss	(6,673)	(5,802)	(19,823)	(21,162)
Other expense (income):
Interest expense	531	242	1,478	328
Other expense (income)	196	(44)	128	(172)
Total other expense (income), net	727	198	1,606	156
Operating loss before income tax provision	(7,399)	(6,000)	(21,429)	(21,318)
Provision for income taxes	-	(1)	-	1
Net loss and comprehensive loss	$(7,399)	$(5,999)	$(21,429)	$(21,319)

Three and Nine Months Ended September 30, 2018 compared to Three and Nine Months Ended September 30, 2017

Net Revenue and Cost of Goods Sold

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Net revenue	$2,052	$1,159	$5,790	$2,116
Cost of goods sold	4,269	1,638	9,848	6,363
Gross loss	$(2,217)	$(479)	$(4,058)	$(4,247)
Gross loss as a percentage of revenue	(108)%	(41)%	(70)%	(201)%

The Company commenced commercial operations in the United States in the first quarter of 2017.

Net Revenue. The increase in net revenue of $0.9 million and $3.7 million in the three and nine months ended September 30, 2018 relative to the comparable periods in 2017 was a result of an increase in unit sales in the United States attributable to the addition of new customers and increased utilization at existing customers.

Cost of Goods Sold. The increase in cost of goods sold of $2.6 million in the third quarter of 2018 relative to the comparable period of 2017 was related to an increase in revenue, in addition to higher levels of unabsorbed production costs due to under-utilization of manufacturing capacity commensurate with a slow down in production activity. In addition, we recorded an inventory write-down and other inventory reserves of $0.2 million in the third quarter of 2018 relative to approximately $0.6 million in the comparable period in 2017, primarily related to lower of cost or market, or LCM, adjustments. The increase in cost of goods sold of $3.5 million in the nine months ended September 30, 2018 relative to the comparable period of 2017 was primarily related to an increase in revenue in addition to higher levels of unabsorbed production costs due to under-utilization of manufacturing capacity commensurate with a slow down in production activity. In addition, we recorded an inventory write-down and other inventory reserves of $1.4 million in the nine months ended September 30, 2018 relative to approximately $3.1 million in the comparable period in 2017, primarily related to lower of cost or market, or LCM, adjustments.

Gross loss as a percentage of revenue. Gross loss as a percentage of revenue increased in for the three months ended September 30, 2018 relative to the comparable periods in 2017, due to lower overall average selling prices in Australia related to the transition to a distributor in the third quarter of 2018 and higher levels of unabsorbed production costs due to under-utilization of manufacturing capacity commensurate with a slow down in production activity. Gross loss as a percentage of revenue decreased in for the nine months ended September 30, 2018 relative to the comparable periods in 2017, due to increases in revenues and a reduction in overall cost of manufacturing relative to the volumes being manufactured.

We expect to continue to experience gross losses in the foreseeable future as we continue to manufacture our products at volumes not sufficient to reduce the cost to manufacture to allow for positive gross profit given the current forecasted average selling prices, primarily in Australia.

Total Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		QTD Change	YTD Change
	2018	2017	2018	2017	%	%
	(in thousands)
Research and development	$883	$1,952	$3,505	$6,329	(55)%	(45)%
Selling, general and administrative	3,573	3,371	12,260	10,586	6%	16%
Total operating expenses	$4,456	$5,323	$15,765	$16,915	(16)%	(7)%

Research and Development Expense. Research and development expenses decreased by $1.1 million in the third quarter of 2018 relative to the comparable period of 2017, primarily due to a decrease in expenses associated with the expansion of manufacturing capability at our third-party contract manufacturer, which was completed in the third quarter of 2017, and a reduction in the allocation of manufacturing costs to research and development associated with non-production manufacturing activity. Research and development expenses decreased by $2.8 million in the nine months ended September 30, 2018 relative to the comparable period of 2017, primarily due to a decrease in expenses associated with the expansion of manufacturing capability at our third-party contract manufacturer and a reduction in the allocation of manufacturing costs to research and development associated with non-production manufacturing activity.

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $0.2 million in the third quarter of 2018 relative to the comparable period of 2017, principally due an increase in personnel expenses as we expanded our sales force in the United States.

Selling, general and administrative expense increased by $1.7 million in the nine months ended September 30, 2018 relative to the comparable period of 2017, principally due an increase in personnel expenses as we expanded our sales force in the United States and hired other key personnel to develop infrastructure to support commercialization efforts in the U.S. Professional service and consulting fees increased primarily due to director and CEO search fees, and increased legal and other consulting expenses.

Total Other Expense (Income), Net

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)
Interest expense	$530	$242	$1,478	$328
Other expense (income), net	196	(44)	128	(172)
Total other expense (income), net	$726	$198	$1,606	$156

Interest Expense. The increase in interest expense in the three and nine months ended September 30, 2018, relative to the comparable period in 2017 was due to higher outstanding debt balances. The increase in other expense in the three and nine months ended September 30, 2018, relative to the comparable period in 2017 was due to losses on retirement of fixed assets, primarily leasehold improvements on negotiated terminations of facility leases.

 Liquidity and Capital Resources

We have incurred losses since our inception in 2005 including net losses after taxes of $21.4 million for the nine months ended September 30, 2018, and $29.0 million, $19.4 million and $11.2 million for the years ended December 31, 2017, 2016 and 2015, respectively, and as of September 30, 2018, we had an accumulated deficit of approximately $116.7 million. We have financed our operations from a combination of sales of equity securities, the issuance of convertible term notes and the issuance of debt.

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

In 2015, we raised net proceeds of $30.1 million in connection with an IPO on the ASX, a Concurrent Placement and the issuance of convertible bridge notes, which were converted to common shares at the IPO. In connection with the IPO, all of our existing shares of preferred stock were converted into common stock. In June 2016, we received $14.2 million, net of issuance costs, in an equity offering. In February 2017, we received net proceeds of $32.6 million in an equity offering. In August 2018, we received net proceeds of $13.5 million in an equity rights offering and private placement.

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

Under the loan and security agreement, as amended, we are required to maintain a certain minimum level of quarter revenues, subject to quarterly measurement through 2018, and monthly thereafter, in addition to complying with certain other covenants, including minimum cash balances. The loan and security agreement also includes events of default, the occurrence and continuation of any of which provides the financial institution with the right to exercise remedies against us and the collateral securing the loans, including cash. These events of default include, among other things, the failure to pay amounts due under the credit facilities, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or properties (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations. A violation of any of these covenants or the occurrence of a material adverse change could result in a default under the loan and security, which would result in termination of all commitments and loans under the agreement and all amounts owing under the agreement to become immediately due and payable. As of September 30, 2017, March 31, 2018 and June 30, 2018, we were in violation of a covenant under the loan and security agreement. On November 9, 2017, AirXpanders and the financial institution entered into a waiver and first amendment to the loan and security agreement, pursuant to which we received a waiver of the event of default for the September 30, 2017 noncompliance with a financial covenant, and modified certain financial covenants. On April 26, 2018, AirXpanders and the financial institution entered into a further waiver and second amendment to the loan and security agreement, pursuant to which it received a waiver of the event of default for the March 31, 2018 noncompliance with a financial covenant. On July 30, 2018, the Company and the financial institution entered into a further waiver and fourth amendment to the loan and security agreement, pursuant to which it received a waiver of the event of default for the June 30, 2018 noncompliance with a financial covenant. The Company is in compliance with all covenants as of September 30, 2018.

In the second and third quarter of 2018, we completed a reorganization which included a reduction in workforce to reduce operating costs and better align our workforce with the needs of our business. Under this reorganization, we reduced our workforce by approximately 55 positions.

We believe that our cash balance as of September 30, 2018, based on our current operating plan which includes the above described reduction in workforce, is sufficient to support our operating expenses into the third quarter of 2019.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(21,084)	$(24,810)
Net cash provided by (used in) investing activities	17,777	(22,939)
Net cash provided by financing activities	13,465	46,147
Net increase (decrease) in cash and cash equivalents	$10,158	$(1,602)

Cash Flows from Operating Activities

For the nine months ended September 30, 2018, cash used in operating activities of $21.1 million resulted primarily from a net loss of $21.4 million, reduced by noncash adjustments, primarily inventory reserve adjustments of $1.3 million, stock based compensation of $0.5 million and depreciation and amortization of $1.0 million. Additional operating cash requirements consisted of $3.1 million for inventory purchases.

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

Cash Flows from Investing Activities

For the nine months ended September 30, 2018, cash provided by investing activities consisted of $18.4 million related to the maturities of short-term investments, offset by $0.7 million for capital expenditures.

For the nine months ended September 30, 2017, cash used in investing activities consisted of $21.0 million for the purchase of short-term investments, net of maturities, and $2.0 million for capital expenditures to support scaling up of manufacturing capacity.

 Cash Flows from Financing Activities

For the nine months ended September 30, 2018, cash provided by financing activities of $13.5 million resulted from approximately $13.5 million in net proceeds from our August 2018 equity rights offering and private placement in which we issued approximately 89.8 million shares of Common Stock.

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

Funding Considerations

Based on our current operating plan, we do not have sufficient capital to continue our operations beyond some time in the third quarter of 2019. We plan to raise additional capital in the future to support our operations. However, we currently have no committed sources of capital funding and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. These factors raise substantial doubt about our ability to continue as a going concern within one year from the date the consolidated financial statements are issued. If adequate funding is not available, we may no longer be a going concern and may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

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

Off–Balance Sheet Arrangements

As of September 30, 2018, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance and the performance of our subsidiaries.

Contractual Obligations and Commitments

During the nine months ended September 30, 2018, there have been no material changes to the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

During the nine months ended September 30, 2018, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Risks Related to Our Business

We will need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, or eliminate planned activities or may result in our inability to operate as a going concern.*

As we have limited commercialization of our product, we are generating a small amount of revenue and are not cash flow positive or profitable. Our net revenue from sales of AeroForm was approximately $5.8 million for the nine months ended September 30, 2018 and $3.9 million for the year ended December 31, 2017, and, as of September 30, 2018, we had cash and cash equivalents of approximately $14.3 million. Our existing capital may be insufficient to meet our requirements. These requirements include, but not limited to, funding our continued commercial launch of AeroForm in the United States, or U.S., building our supporting manufacturing infrastructure and building inventory, continuing to build a dependable partnership with our current and other contract manufacturers, building our salesforce to support our commercialization efforts, and covering any losses. We will need to raise additional funds through financings or borrowings in 2019 in order to accomplish our planned objectives. Failure to raise additional funds could delay, reduce, or halt our commercialization and would impact our ability to continue as a going concern.

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

There is substantial doubt about our ability to continue as a going concern.*

Our independent registered accountants report on our December 31, 2017 consolidated financial statements contains an emphasis of a matter regarding substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Based on our current operating plan, we do not have sufficient capital to continue our operations beyond some time in the third quarter of 2019. You should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

We have a history of net losses and we may never achieve or maintain profitability.

We are a U.S. based medical device company with a limited history of operations and have limited commercial experience with our product. Medical device product development is a speculative undertaking and involves a substantial degree of risk. To date, we have focused on developing our sole product, AeroForm, and currently have no other products in development. We have incurred net losses since our inception, including net losses of approximately $21.4 million in the nine months ended September 30, 2018, $29.0 million in 2017, $19.4 million in 2016, and $11.2 million in 2015. As of September 30, 2018, our accumulated deficit was approximately $116.7 million. Although we have started to generate revenues from sales in Australia and the United States, we expect to continue to incur significant operating losses for the near future as we incur costs, including those associated with commercializing our products, building our supporting manufacturing infrastructure, building a dependable partnership with our current and other contract manufacturers, as well as the increased costs associated with being a public company in the U.S. with equity securities listed on the ASX.

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

In August 2017, we entered into a loan and security agreement with Oxford Finance LLC, or Oxford, pursuant to which we borrowed $15 million from Oxford. Under the Oxford loan agreement, we are subject to a variety of affirmative and negative covenants. These covenants include required financial reporting, providing an unqualified auditor’s opinion together with our annual financial statements within 120 days of the end of our fiscal year (the unqualified audit opinion covenant), limitations on certain dispositions and licensing of assets, limitations on the incurrence of additional debt, and achievement of certain financial milestones. To secure our performance of our obligations under this loan and security agreement, as amended, we granted Oxford a security interest in all of our assets, including our intellectual property. Our failure to comply with the terms of the loan and security agreement, including the unqualified audit opinion covenant, the occurrence of a material adverse change in our business, operations or condition (financial or otherwise) or prospects, the material impairment in our prospect of repayment, a material impairment in the perfection or priority of the Oxford’s lien on our assets or the value of Oxford’s collateral, failure to achieve agreed financial milestones, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our loan, coupled with prepayment penalties, potential foreclosure on our assets, and other adverse results. Oxford has already granted us three waivers in connection with covenant breaches under the loan and security agreement but there is no certainty that Oxford will grant us further waivers if we do not comply with any covenants in the future. If Oxford were to declare an event of default, it would have the option, among other things, of accelerating the debt under our loan and security agreement and foreclosing on the Company’s assets pledged as collateral for the term loan. Any declaration of an event of default would significantly harm our business and would likely cause the price of our common stock to decline.

Reliance on our Australia Distributor to Sell Our Products Exposes Us to Business Risks That Could Result in Significant Fluctuations in Our Results of Operations.*

Future sales to our Australia distributor may be affected by the distributor’s ability to successfully sell our products to their customers, which could result in significant fluctuations in our results of operations.

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

Efforts to restructure our operations and align our resources with market opportunities could disrupt our business and affect our results of operations.*

In the second and third quarter of 2018, we completed a reduction in force and internal reorganization to reduce the size and cost of our operations and to better match our resources with our market opportunities. We may take similar steps in the future to improve efficiency and match our resources with market opportunities. These changes may not be successful in adequately reducing the cost of our operations. In addition, any such changes could be disruptive to our business.

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

As of September 30, 2018, our principal stockholders beneficially owned a substantial percentage of our voting stock. If these significant stockholders were to act together, they would be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, there is a risk that these stockholders, although unrelated to each other, may make collective decisions that do not accord with, or are not in the best interests of, other stockholders and CDI holders. For example, the principal stockholders could, through their concentration of ownership, delay or prevent a change of control, even if a change of control is in the best interests of our other stockholders and CDI holders.

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

Item 2.     Unregistered Sales of Equity Securities

Except as previously disclosed on Form 8-K, there were no unregistered shares of common stock or other equity securities during the quarter ended September 30, 2018.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit No.	Description of Document

3.1*	Amended and Restated Certificate of Incorporation

3.2	Certificate of Amendment

3.3*	Amended and Restated By-Laws

10.1****	Class A Common Stock Purchase Agreement, dated August 2, 2018

31.1**	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.2**	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

32.1***	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.1***	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Database

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Previously filed as the similarly numbered exhibit to the Form 10 (File No. 000-55781), filed with the Securities and Exchange Commission on July 17, 2017, and incorporated by reference herein.
**	Filed herewith
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

****	Previously filed as exhibit 4.7 to the Form S-1 (File No. 333-226535), filed with the Securities and Exchange Commission on August 2, 2018, and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

AirXpanders, Inc. (Registrant)

	By:	/s/ Scott Murcray
Name: Scott Murcray
Date: October 31, 2018		Title: Chief Financial Officer and Chief Operating Officer
(Duly Authorized Officer)