Form 10-K
period 2018-12-31
AIRXPANDERS INC
filed 2019-02-28
CIK 1387156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-13470

AirXpanders, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2555438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3047 Orchard Parkway
San Jose, California	95134
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial reporting accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s Class A Common Stock, in the form of CHESS Depositary Interests, or CDIs, held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the CDIs were last sold on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Australian Securities Exchange, was $19.2 million (A$25.7 million).

The number of shares of the Registrant’s Class A Common Stock (“Common Stock”) outstanding as of February 15, 2019 was 186,153,283.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A. The Proxy Statement will be filed within 120 days of Registrant’s fiscal year ended December 31, 2018.

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

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2018, or "Form 10-K," contains forward-looking statements concerning our operating performance and events or developments that we expect or anticipate will occur in the future that are based on management’s beliefs, assumptions and expectations and on information currently available to management. Any statements contained in this Form 10-K that are not of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “believes,” “estimates,” “expects,” “intends,” or the negative of these words or other similar terms or expressions that involve risks and uncertainties which have not been based solely on historical facts but on our beliefs, assumptions and expectations about our future operating performance, events and results. The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements include, but are not limited to, statements about:

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

Overview

AirXpanders, Inc. ("AirXpanders", the "Company", or "we") is a U.S. based medical device company whose principal business is to design, manufacture, sell and distribute medical devices used in two-stage breast reconstruction procedures following mastectomy. Our AeroForm Tissue Expander System (AeroForm) is a needle-free, patient-controlled tissue expander used in patients undergoing two-stage breast reconstruction following mastectomy prior to the insertion of a breast implant. AeroForm was granted its first CE mark in Europe in October 2012, was approved by Australia’s Therapeutic Goods Administration, or TGA, in Australia in October 2013, commenced its initial marketing release of AeroForm in Australia in January 2015, was granted its U.S. Food and Drug Administration, or FDA, de novo marketing authorization in December 2016 (as a Class II medical device), and commenced its initial marketing release of AeroForm in the U.S. in January 2017. After we received FDA de novo clearance for AeroForm, we submitted a 510(k) application for a product change related to enhanced film material. This 510(k) was cleared by the FDA in April 2017. To date, we have been primarily engaged in developing and launching our initial product technology, completing clinical trials, building the manufacturing infrastructure to support commercialization efforts, recruiting key personnel and raising capital.

AirXpanders was incorporated in Delaware in 2005 and is headquartered in San Jose, California. We have been publicly traded since 2015 (ASX: AXP). We have incurred net losses and cash flow deficits from operations since our inception. During the year ended December 31, 2018, we had net revenues of approximately $7.8 million and a net loss of $26.7 million. Our accumulated deficit was approximately $122.0 million at December 31, 2018. To date, our products have been approved for marketing and sales in the United States, Australia and Europe. We do not currently commercialize our products in any countries other than the United States and Australia.

Additional information about us is available on our website at http://www.airxpanders.com. The information that can be accessed through our website, however, is not part of this Annual Report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available on the investor relations section of our website, free of charge as soon as reasonably practicable after we electronically file or furnish such materials to the United States Securities and Exchange Commission, or SEC.

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

In the United States alone, of the approximately 300,000 new diagnoses of female breast cancer every year, a majority of late-stage patients receive a mastectomy. Mastectomies are also performed on a proportion of previously diagnosed patients who originally had a form of breast-conserving surgery, as well as on women undertaking mastectomy as a preventative measure prior to any cancer diagnosis. A majority of mastectomies in the United States also involve the removal of both breasts. With increasing awareness, earlier detection and the emerging practice of pre-emptive breast removal surgery, mastectomy rates have been increasing.

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

Breast reconstruction restores breast symmetry after a mastectomy by creating a breast mound, similar in size, shape, and contour to the contralateral breast. The most common technique used in breast reconstruction in the United States is two-stage reconstruction which involves tissue expansion to create space for a breast implant. Tissue expansion involves expansion of the breast skin and muscle using a temporary tissue expander. Traditional tissue expanders on the market today are saline-based and require the patient to go to the surgeon’s office every few weeks to receive an injection of saline to fill the expander. Typically, it can take several weeks to several months to complete the process to reach the desired volume. This tissue expander is removed after a few months and microvascular flap reconstruction or the insertion of a breast implant is done at the time. Traditional saline-based tissue expanders have silicone outer shells and a magnetic port to allow for saline fluid injections.

Instead of saline, AeroForm, a needle-free device, uses a controlled delivery of small amounts of carbon dioxide (CO2) gas to achieve the required tissue expansion prior to placement of a breast implant. It eliminates the need for the needle injections required for traditional saline-based tissue expanders, gives patients the ability to control the expansion process themselves and allows patients to achieve full expansion faster than is achieved using traditional saline-based tissue expanders. In a series of clinical trials, AeroForm has been shown to enable patients to proceed to the insertion of a breast implant faster than with a traditional saline-based tissue expander.

Our Business

Our business objective is to become a global market leader in the development and commercialization of medical devices for tissue expansion for breast reconstruction after mastectomy. Our principal strategies to achieve this objective are as follows:

•	Convert the existing tissue expander market to AeroForm.
•	Expand the breast reconstruction market through general awareness.
•	Utilize traditional and social media to inform patients about AeroForm.
•	Leverage clinical results of our five clinical trials.
•	Generate sustainable positive gross margins through increased production volumes, improved production cycle times and supplier and component changes.
•	Obtain broad product distribution through a direct sales force in the U.S.

Sole Product

Our sole product is the AeroForm Tissue Expander System, or AeroForm. AeroForm is equipped with a remote dosage controller that activates an internal CO2 gas reservoir housed within the temporary tissue expander implant. With the use of the remote control device, the patient is able to trigger the release of a small amount of gas to increase the volume of the implanted expander. This expansion process does not involve needles or injections, and enables the tissue expansion process to be undertaken in a short time frame and by the patient herself from wherever she chooses.

As the controlled release of the gas does not require the regular involvement of a surgeon or attendance at a clinic, the expansion of AeroForm can be achieved with a larger number of smaller expansions. The system is designed to allow a maximum number of three 10 milliliter (ml) expansions each day with a three-hour lockout between doses. By comparison, expansion with saline-based expanders typically involves administration of a 50ml to 100 ml volume of saline by a surgeon every one to three weeks. For the patient, expansion using a larger number of smaller expansion volumes results in a less painful experience, as she avoids expansion via delivery of a large amount of saline, which exerts pressure on the chest muscle and surrounding area. In addition, as demonstrated in our clinical trial, patients can achieve required expansion in approximately half the time of saline-based expansion.

AeroForm components

The following table describes each of the two components of AeroForm.

AeroForm Components	Description
Tissue Expander (expander)	Temporary implant that contains an outer silicone shell, inner gas barrier, reservoir of compressed CO2 gas and a receiving antenna.

Dosage Controller (controller)	Device that includes batteries, a transmitting antenna and circuitry to initiate and provide power to the antennae (in the expander).

Sales & Marketing

We commenced commercial sales of AeroForm in the United States in 2017 and are focused on executing our commercial strategy to become the standard of care for tissue expanders in two-stage breast reconstruction post mastectomy.

Through 2016, our sales and marketing efforts in the United States centered on a range of preparatory activities, including identifying and hiring the first tier of sales personnel; engaging in dialogue with targeted hospitals for initial adoption; and conducting early industry and patient awareness initiatives. In 2017, post FDA clearance, our sale efforts were initially concentrated on several key high volume academic and community hospitals that participated in our pivotal and continued access trials, as we broadened surgeon training and refined processes for seamless on-boarding with nursing, billing and inventory.

After we received FDA de novo clearance for AeroForm in December 2016, we submitted a 510(k) application for a product change related to enhanced film material. This 510(k) was cleared by the FDA in April 2017. With this clearance, we launched a broader commercial release of AeroForm in the second half of 2017.  To support the broader U.S. commercial release we hired a direct group of sales and regional managers, along with a group of independent representatives. In the second half of 2018, we transitioned our sales team to 100% direct group of sales and regional managers. The direct team is responsible for sales execution, team training and overall sales goal achievement.

Other key aspects of our sales and marketing strategy include close engagement and alignment with key opinion leaders in the fields of plastic surgery and breast reconstruction, and with key influencers and decision makers in patient advocacy groups.

Following Australian reimbursement being granted in November 2014 (discussed below), we commenced an initial targeted launch of AeroForm in Australia in January 2015. Our initial focus has been on tissue expanders in the private health system, as they represent approximately 75% of tissue expanders purchased in Australia. Through the second quarter of 2018, we maintained an office in Australia that, through a direct sales force, was responsible for developing and supporting our Australian sales and marketing activity. In the third quarter of 2018, we eliminated our direct sales force in Australia and commenced distributing AeroForm through a third-party distributor.

Prior to 2017, all of our net revenues were generated from sales of AeroForm in Australia. In 2018, approximately 90% of our net revenues were generated from customers in the U.S., with the remainder from customers in Australia.

Reimbursement for AeroForm

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

Rest of the World

Reimbursement is a lengthy country-by-country process. At the appropriate time, we will look to focus our reimbursement efforts to first obtain reimbursement in those countries where reimbursement is reasonably achievable in a timely manner and at rates that support profitable business operations.

Competition

We compete with large public pharmaceutical and medical device companies, such as Allergan, Inc., Mentor Worldwide LLC, a division of Johnson & Johnson, and Sientra, Inc., which have been market leaders in the traditional saline-based tissue expander market for many years. Our competitors have greater brand recognition and longer histories in these markets. Furthermore, the resources and scale of these two dominant players in the tissue expander market provides them with advantages in terms of financing, research and development, manufacturing and marketing resources than are currently available to us. Additionally, these companies offer their customers access to a suite of products, including breast implants and, in some instances, aesthetic products used in other parts of a surgeon’s business, which may allow them to offer favorable pricing on volume purchases or bundled purchases. In the United States, the benefits and advantages of AeroForm have allowed us to demand a premium to our competitors' pricing of traditional saline expanders; however, there is no guarantee we will be able to continue to realize this premium. In markets outside the United States, our ability to realize a premium will be influenced by a variety of factors, including local reimbursement environments.

Manufacturing

Our manufacturing operations consist of direct manufacturing capability in San Jose, CA, as well as use of a third-party contract manufacturer in Costa Rica. Our facilities include a controlled environment assembly room and an engineering laboratory. Our primary manufacturing efforts are currently the final packaging of our product, assembly and packaging of the controller, and manufacture of key subassemblies, including the canister that contains the CO2 gas. Our third-party contract manufacturer performs final assembly of our product, excluding final packaging and sterilization. We have an ISO compliant Quality Management System that has been certified to the ISO 13485:2003 medical device standard.

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

We have sought patent protection of our technology in many of the countries and industries that are currently identified as target markets. As of December 31, 2018, our patent portfolio consisted of four issued and three pending U.S. patents, and 42 issued and 10 pending foreign patents. Our issued foreign patents include patents granted in Australia, Hong Kong, Japan and several of the major countries in the European Union. We will continue to seek intellectual property protection in, as well as outside of, the U.S.

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

International Regulation

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. For example, the primary regulatory authority with respect to medical devices in Europe is that of the European Union. The European Union (or E.U.) currently consists of 28 countries and has a total population of over 500 million people. Norway, Iceland, Lichtenstein and Switzerland are not members of the European Union, but have transposed applicable European medical device laws into their national legislation. Thus, a device that is marketed in the European Union may also be recognized and accepted in those four non-member European countries as well.

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

Viant — Contract Manufacturing Agreement

In January 2017, we entered into a Manufacturing and Supply Agreement with Viant (formerly Medplast), pursuant to which Viant agreed to manufacture and supply our AeroForm product. There are no specified minimum purchase quantities; however, we are required to provide, on a monthly basis, a twelve-month demand forecast with the first three months considered binding and the remaining amount considered non-binding.

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

In consideration for the license, AirXpanders pays Shalon Ventures a running royalty of 3% of net sales of the licensed invention. AirXpanders indemnifies Shalon Ventures for any liability arising out of the commercialization of products using the license. Through the year ended December 31, 2018, the Company has incurred approximately $0.4 million in royalty fees.

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

Employees

As of December 31, 2018, we had 70 full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

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

Executive Officers of the Registrant

The names of our executive officers and their ages, titles and biographies as of December 31, 2018, are set forth below:

Name	Age	Position
Frank Grillo	56	President and Chief Executive Officer, Executive Director
Scott Murcray	47	Chief Financial Officer and Chief Operating Officer

Frank Grillo joined AirXpanders as President and Chief Executive Officer, as well as an Executive Director, in June 2018. Prior to AirXpanders, Mr. Grillo was most recently the Chief Executive Officer of MRI Interventions, Inc., which he joined in October 2014 as President, and became Chief Executive Officer effective January 2015 and a member of the Board of Directors in April 2015. Prior to that, Mr. Grillo served as Vice President, Marketing and New Business Development of Intuitive Surgical, Inc., a publicly-traded medical technology company, since August 2008. Before joining Intuitive Surgical, Mr. Grillo worked for Kyphon Inc. from February 2006 to June 2008, most recently as Vice President, Marketing and Business Development. Kyphon was a publicly-traded medical technology company prior to its acquisition by Medtronic, Inc. in November 2007. Prior to Kyphon, from September 1996 to January 2006, Mr. Grillo held various positions at Boston Scientific Corporation, most recently as Vice President, Marketing, Women's Health, Urology/Gynecology Division. Mr. Grillo holds a B.S. degree in chemical engineering from Tufts University, and a M.B.A from the Kellogg School of Management at Northwestern University.

Scott Murcray joined AirXpanders as Chief Financial Officer and Chief Operating Officer in June 2016, and, from April 2018 to June 2018, served as our interim President and Chief Executive Officer. Prior to AirXpanders, Mr. Murcray served at Nanometrics Incorporated, a semiconductor equipment and services company, from 2014 to 2016 as Vice President, Finance, and was responsible for accounting and finance. Prior to joining Nanometrics, from 2011 to 2014, Mr. Murcray served at ZOLL Medical Corporation, a medical device company, as a Vice President, Finance, and was responsible for accounting, finance, information technology, and human resources. From 1994 through 2011, Mr. Murcray held various accounting and finance leadership roles at VNUS Medical Technologies, Inc., Atrenta Inc., ePeople, Inc. and Arthur Andersen LLP. Mr. Murcray holds a B.S. degree in business administration from California Polytechnic State University, San Luis Obispo, and is a certified public accountant in the state of California.

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

As we have limited commercialization of our product, we are generating a small amount of revenue and are not cash flow positive or profitable. Our net revenue from sales of AeroForm was approximately $7.8 million and, as of December 31, 2018, we had cash and cash equivalents of approximately $9.4 million. Our existing capital may be insufficient to meet our requirements. These requirements include, but not limited to, funding our continued commercial launch of AeroForm in the United States, or U.S., building our supporting manufacturing infrastructure and building inventory, continuing to build a dependable partnership with our current and other contract manufacturers, building our salesforce to support our commercialization efforts, covering any related losses and meeting our repayment obligation under our debt agreement. We will need to raise additional funds through financings or borrowings in the first half of 2019 in order to accomplish our planned objectives. Failure to raise additional funds could delay, reduce, or halt our commercialization and would impact our ability to continue as a going concern.

We have no committed sources of capital funding and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. These factors raise substantial doubt about our ability to continue as a going concern within one year from the date the consolidated financial statements are issued. If adequate funding is not available, we may no longer be a going concern and may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. Additionally, our inability to raise additional capital to fund our ongoing operations, may be construed by our lender as a material adverse event and could result in the acceleration of all or a substantial portion of our loan, coupled with prepayment penalties, potential foreclosure on our assets, and other adverse results. If any such event occurs, our stockholders may lose their entire investment in our company.

In addition, if we do not meet our payment obligations to third parties as they become due, we may be subject to litigation claims and our creditworthiness would be adversely affected. Even if we are successful in defending against these claims, litigation could result in substantial costs and would be a distraction to management, and may have other unfavorable results that could further adversely impact our financial condition. In the instance where the third parties are suppliers of components or services critical to the manufacturing supply chain, failure to meet our payments obligations could result in delayed or cancelled delivery schedules, which could further adversely impact our results of operations or financial condition.

There is substantial doubt about our ability to continue as a going concern.

Our independent registered accountants report on our December 31, 2018 consolidated financial statements contains an emphasis of a matter regarding substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Based on our current operating plan, we do not have sufficient capital to continue our operations beyond some time in the third quarter of 2019. You should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

We have a history of net losses and we may never achieve or maintain profitability.

We are a U.S. based medical device company with a limited history of operations and have limited commercial experience with our product. Medical device product development is a speculative undertaking and involves a substantial degree of risk. To date, we have focused on developing our sole product, AeroForm, and currently have no other products in development. We have incurred net losses since our inception, including net losses of approximately $26.7 million in 2018, $29.0 million in 2017, and $19.4 million in 2016. As of December 31, 2018, our accumulated deficit was approximately $122.0 million. Although we have started to generate revenues from sales in Australia and the United States, we expect to continue to incur significant operating losses for the near future as we incur costs, including those associated with commercializing our products, building our supporting manufacturing infrastructure, building a dependable partnership with our current and other contract manufacturers, as well as the increased costs associated with being a public company in the U.S. with equity securities listed on the ASX.

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

In August 2017, we entered into a loan and security agreement with Oxford Finance LLC, or Oxford, pursuant to which we borrowed $15 million from Oxford. Under the Oxford loan agreement, we are subject to a variety of affirmative and negative covenants. These covenants include minimum revenue results, minimum cash and accounts receivable balances, required financial reporting, providing an unqualified auditor’s opinion together with our annual financial statements within 120 days of the end of our fiscal year (the unqualified audit opinion covenant), limitations on certain dispositions and licensing of assets, limitations on the incurrence of additional debt, and achievement of certain financial milestones. To secure our performance of our obligations under this loan and security agreement, as amended, we granted Oxford a security interest in all of our assets, including our intellectual property. Our failure to comply with the terms of the loan and security agreement, including the unqualified audit opinion covenant, the occurrence of a material adverse change in our business, operations or condition (financial or otherwise) or prospects, the material impairment in our prospect of repayment, a material impairment in the perfection or priority of the Oxford’s lien on our assets or the value of Oxford’s collateral, failure to achieve agreed financial milestones, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our loan, coupled with prepayment penalties, potential foreclosure on our assets, and other adverse results.

Oxford has already granted us three waivers in connection with covenant breaches under the loan and security agreement but there is no certainty that Oxford will grant us further waivers if we do not comply with any covenants in the future.

If Oxford were to declare an event of default, which includes the subjective determination of an occurrence of a material adverse event, which includes a material adverse change in our business, operations or properties (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations, it would have the option, among other things, of accelerating the debt under our loan and security agreement and foreclosing on the Company’s assets pledged as collateral for the term loan. Any declaration of an event of default would significantly harm our business and would likely cause the price of our Common Stock to decline.

Reliance on our Australia distributor to sell our products exposes us to business risks that could result in significant fluctuations in our results of operations.

In the third quarter of 2018, we eliminated our direct sales force in Australia and commenced distributing AeroForm through a third-party distributor. Future sales to our Australia distributor may be affected by the distributor’s ability to successfully sell our products to their customers, which could result in significant fluctuations in our results of operations. For example, our revenue in the fourth quarter of 2018 was down compared to the third quarter of 2018 as a result of initial stock orders from our Australia distributor in their first quarter of operation.

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

Efforts to restructure our operations and align our resources with market opportunities could disrupt our business and affect our results of operations.

In 2018, we completed a number of reductions in force and internal reorganizations to reduce the size and cost of our operations and to better match our resources with our market opportunities. We may take similar steps in the future to improve efficiency and match our resources with market opportunities. These changes may not be successful in adequately reducing the cost of our operations. In addition, any such changes could be disruptive to our business.

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

We are dependent on the acceptance, promotion and safe usage of AeroForm by hospitals, surgeons and patients.

Regulatory approval and clearance of AeroForm, including in Australia and the U.S., will not guarantee market adoption. In order to achieve commercial success, we are dependent on the acceptance and promotion of AeroForm by hospitals, surgeons and patients. Reasons that these parties may be slow to adopt AeroForm include, but are not limited to:

•	preference of the products of competitors due to familiarity with those products or for various other reasons;

•	concern that radiotherapy treatments may be affected by the presence of AeroForm;

•	pricing of AeroForm as compared to traditional saline expanders;

•	limited clinical data illustrating the benefits of AeroForm to patients and surgeons;

•	concern over potential liability risks involved in using a new product; and

•

any delay in the qualification of AeroForm for reimbursement from relevant health care funding bodies in jurisdictions where approved reimbursement codes and reimbursement status for similar products does not already exist.

While we already have early good relationships with a number of leading surgeons the the United States and Australia, this in and of itself does not ensure the widespread support of AeroForm among surgeons. If a significant number of surgeons in our key markets do not adopt or recommend AeroForm, or continue to promote and use the products of competitors, this would adversely impact or delay our ability to generate revenue and achieve profitability.

We may be unable to compete successfully with current tissue expanders in the market for breast reconstruction.

The market for traditional tissue expander products in breast reconstruction procedures is well established and dominated by two large pharmaceutical and medical device companies, Allergan, Inc. and Mentor Worldwide LLC, a division of Johnson & Johnson, which have been market leaders for a number of years. Our AeroForm will compete against the traditional saline expanders which have been used for many years, are supported by clinical data, have a lower average selling price and have significantly greater brand recognition. Furthermore, the resources and scale of the two dominant players in the tissue expander market provides them with significant advantages in terms of financing, research and development, manufacturing and marketing resources and this may restrict out ability to secure market share for AeroForm. Additionally, these companies offer their customers access to a suite of products, including breast implants, other products used in breast reconstruction and aesthetic products, which may allow them to offer favorable pricing on volume purchases or bundled purchases, either to the hospital or to the surgeon.

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

Our contracts with key suppliers are generally standard in nature, in the form of purchase order arrangements that are common to medical device firms in the early stages of commercialization, with no minimum orders required. As we move further into our commercialization phase, we will increasingly rely on key suppliers for AeroForm components, including key subassemblies. A disruption at a key supplier could cause a substantial delay in the availability of AeroForm, leading to a potential loss of sales. Development of key manufacturing processes along with process validation testing, device verification testing, and regulatory approvals required for a manufacturing change could take up to six months to complete. We believe that alternative suppliers could ultimately be located, qualified and approved for all critical system components within a six to twelve month timeframe.

We rely on a third party in Costa Rica to manufacture AeroForm.

Our main manufacturing of AeroForm is currently managed by a contract manufacturer located in Costa Rica. There are inherent risks in relying on outsourced contract manufacturers particularly where the contract manufacturer is located outside of the United States. These risks include risks of economic change, recession, labor strikes or disruptions, political turmoil, changes in tariffs or trade barriers, and lack of contract enforceability.

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

As of December 31, 2018, our patent portfolio consisted of four issued and three pending U.S. patents, and 42 issued and 10 pending foreign patents. Our issued foreign patents were granted in Australia, Hong Kong, Japan and several of the major countries in the European Union.

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

As of December 31, 2018, our principal stockholders beneficially owned a substantial percentage of our voting stock. If these significant stockholders were to act together, they would be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, there is a risk that these stockholders, although unrelated to each other, may make collective decisions that do not accord with, or are not in the best interests of, other stockholders and CDI holders. For example, the principal stockholders could, through their concentration of ownership, delay or prevent a change of control, even if a change of control is in the best interests of our other stockholders and CDI holders.

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

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Although we have been listed on the ASX since 2015 and have been required to file financial information and make certain other filings with the ASX, our status as a U.S. reporting company under the Exchange Act has caused us to incur additional legal, accounting and other expenses. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors (and the Audit and Risk Committee in particular) or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

The market price of our CDIs is subject to volatility.

The current market price of our CDIs may not be indicative of prices that will prevail in the trading markets in the future. The market price of our CDIs has been and could continue to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include actual or anticipated variations in our operational results and cash flow, anticipated needs for additional capital, ability to generate positive gross margins, changes in financial estimates by securities analysts, trading volume, market conditions in the industry, the general state of the securities markets and the market for stocks of companies in our industry, governmental legislation or regulation, as well as general economic and market conditions, such as recessions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We sublease an approximate 24,000 square foot manufacturing, research and development and administrative facility in San Jose, California. These premises have also been certified to the ISO 13485:2003 medical device standard. The sublease expires in August 2019. We believe that these premises are suitable and adequate for our needs now. We are currently discussing renewal options with our sublandlord and the owner of the premises, and believe we will be able to enter into a lease agreement for our current facility prior to expiration. If the sublease is terminated without notice or the premises are severely damaged, or we are unable to enter into a new lease prior to the expiration of the sublease, there could be an impact on our operations and potentially an interruption in manufacturing, while we relocated and arranged for certification of the new premises.

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

Market Information

Our CDIs, each representing one-third of one share of our Common Stock, have been listed on the Australian Securities Exchange under the trading symbol “AXP” since June 22, 2015. Prior to such time there was no public market for our securities. There is no principal market in the U.S. for our CDIs or Common Stock. Our high and low sales prices on the ASX for the respective periods are shown below, both in Australian dollars per CDI and in U.S. dollars per share of Common Stock. All currency conversions are based on the prevailing Australian dollar to U.S. dollar exchange rate applicable on the relevant date as reported by the Reserve Bank of Australia.

			High per share	Low per share
	High per	Low per	of common	of common
	CDI	CDI	stock	stock
Period	(A$)	(A$)	(US$)	(US$)
Fiscal Year 2018:
First Quarter	0.76	0.43	1.82	0.98
Second Quarter	0.44	0.08	1.01	0.17
Third Quarter	0.14	0.08	0.29	0.17
Fourth Quarter	0.11	0.02	0.24	0.05
Fiscal Year 2017:
First Quarter	1.27	0.73	2.78	1.68
Second Quarter	0.93	0.65	2.14	1.49
Third Quarter	0.83	0.60	1.98	1.42
Fourth Quarter	0.83	0.65	1.96	1.48

Holders

As of February 15, 2019, we had 186,153,283 shares of our Common Stock issued and outstanding with approximately 2,001 holders of record. The holders included CHESS Depositary Nominees Pty Limited, which held 160,296,510 shares of our Common Stock in the form of CDIs on behalf of the CDI holders; there were approximately 1,936 registered owners of our CDIs on February 15, 2019. In some instances, because brokers and the institutions on behalf of stockholders hold many of our CDIs, we are unable to estimate the total number of holders represented by these record holders.

Dividends

During 2018, 2017 and 2016 we did not declare or pay any dividends on our Common Stock and do not currently anticipate declaring or paying dividends on our Common Stock in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance the operation and expansion of our business. Any future determination relating to our dividend policy will be made at the discretion of the Board and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that the Board may deem relevant.

The loan and security agreement with Oxford prohibits us from paying any dividends without their prior written consent.

Recent Sales of Unregistered Securities

Except as previously disclosed on Forms 8-K or 10-Qs, there were no unregistered shares of common stock or other equity securities during the year ended December 31, 2018.

Issuer Purchases of Equity Securities

None.

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

		Years Ended December 31,
	2018	2017	2016	2015	2014
		(in thousands, except share and per share data)
Consolidated Statements of Operations and Comprehensive Loss Data:
Revenue	$7,817	$3,906	$570	$293	$—
Cost of goods sold	12,821	9,190	4,543	1,906	—
Gross loss	(5,004)	(5,284)	(3,973)	(1,613)	—
Operating expenses:
Research and development	4,285	8,726	7,164	4,827	4,143
Selling, general and administrative	15,406	14,393	7,986	4,640	2,229
Total operating expenses	19,691	23,119	15,150	9,467	6,372
Operating loss	(24,695)	(28,403)	(19,123)	(11,080)	(6,372)
Other expense (income):
Interest expense	1,939	796	249	422	561
Other expense (income)	83	(217)	50	(341)	45
Total other expense (income), net	2,022	579	299	81	606
Loss before income taxes	(26,717)	(28,982)	(19,422)	(11,161)	(6,978)
Provision for income taxes	4	1	1	—	—
Net loss	$(26,721)	$(28,983)	$(19,423)	$(11,161)	$(6,978)

Basic and diluted net loss per Class A common share	$(0.21)	$(0.31)	$(0.26)	$(0.32)	$(7.74)

Weighted-average number of shares used in computing basic and diluted net loss per Class A common share	126,331,276	93,544,173	74,793,530	35,377,588	901,666

		December 31,
	2018	2017	2016	2015	2014
		(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$9,375	$22,590	$11,477	$19,113	$1,651
Working capital	$15,663	$26,897	$10,206	$17,143	$279
Total assets	$24,004	$37,325	$15,529	$20,898	$2,138
Long-term debt, including current portion	$14,907	$14,624	$1,195	$2,584	$3,564
Total liabilities	$19,478	$20,489	$3,360	$3,852	$4,325
Total stockholders' equity (deficit)	$4,526	$16,836	$12,169	$17,045	$(2,187)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

AirXpanders, Inc. ("AirXpanders", the "Company", or "we") is a U.S. based medical device company whose principal business is to design, manufacture, sell and distribute medical devices used in two-stage breast reconstruction procedures following mastectomy. Our AeroForm Tissue Expander System (AeroForm) is a needle-free, patient-controlled tissue expander used in patients undergoing two-stage breast reconstruction following mastectomy prior to the insertion of a breast implant. AeroForm was granted its first CE mark in Europe in October 2012, was approved by Australia’s Therapeutic Goods Administration, or TGA, in Australia in October 2013, commenced its initial marketing release of AeroForm in Australia in January 2015, was granted its U.S. Food and Drug Administration, or FDA, de novo marketing authorization in December 2016 (as a Class II medical device), and commenced its initial marketing release of AeroForm in the U.S. in January 2017. After we received FDA de novo clearance for AeroForm, we submitted a 510(k) application for a product change related to enhanced film material. This 510(k) was cleared by the FDA in April 2017. To date, we have been primarily engaged in developing and launching our initial product technology, completing clinical trials, building the manufacturing infrastructure to support commercialization efforts, recruiting key personnel and raising capital.

In the United States alone, of the approximately 300,000 new diagnoses of female breast cancer every year, a majority of late-stage patients receive a mastectomy. Mastectomies are also performed on a proportion of previously diagnosed patients who originally had a form of breast-conserving surgery, as well as on women undertaking mastectomy as a preventative measure prior to any cancer diagnosis. A majority of mastectomies in the United States also involve the removal of both breasts. With increasing awareness, earlier detection and the emerging practice of pre-emptive breast removal surgery, mastectomy rates have been increasing.

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

We commenced commercial sales of AeroForm in the United States in 2017 and are focused on executing our strategy to become the standard of care for tissue expanders in breast reconstruction post mastectomy. Through 2016, our commercial activities were limited to Australia, where we secured reimbursement for AeroForm in 2014. Commencing in 2017, the majority of our commercial effort has been focused on the United States.

AirXpanders was incorporated in Delaware in 2005 and is headquartered in San Jose, California. We have incurred net losses and cash flow deficits from operations since our inception. During the year ended December 31, 2018, we had net revenues of approximately $7.8 million and a net loss of $26.7 million. Our accumulated deficit was approximately $122.0 million at December 31, 2018. To date, our products have been approved for marketing and sales in the United States, Australia and Europe.

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

In August 2018, we issued 89,773,611 shares of Common Stock in connection with a rights offering of our CDIs in Australia and the 2018 Concurrent Private Placement. We raised a total of $13.4 million, net of issuance costs of approximately $1.3 million. In October 2018, we issued 299,060 shares of Common Stock for $50,000 in connection with the second closing of the 2018 Concurrent Private Placement.

In 2018, we completed a multiple reorganizations which included reductions in workforce to reduce operating costs and better align our workforce with the needs of our business. In addition, in July 2018, the Company eliminated its direct sales force in Australia and commenced distributing its product through a third-party distributor in Australia.

In November 2018, we commenced an option exchange program for its officers (excluding the Chief Executive Officer and President) and employees (the Option Exchange) to exchange certain stock options to purchase up to an aggregate of 2,754,025 shares of its common stock that had been granted to eligible holders, for an equal number of new stock options with a lower exercise price.

At the closing of the Option Exchange in December 2018, eligible holders tendered an aggregate of 2,714,025 options for 2,714,025 new options to purchase shares of its common stock. Each new stock option was granted in December 2018, pursuant to the 2015 Plan with an exercise price per share of $0.07, which was the closing market price on the grant date of the new options. The exchange of stock options was treated as a modification for accounting purposes and resulted in an incremental expense of $0.1 million, which was calculated using the Black-Scholes option pricing model. The incremental expense together with the unamortized expense remaining on the unvested options exchanged is being amortized over the vesting period of the new options.

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

Going Concern

As we have limited commercialization of our product, we are generating a small amount of revenue and are not cash flow positive or profitable. Our net revenue from sales of AeroForm was approximately $7.8 million for the year ended December 31, 2018, and, as of December 31, 2018, we had cash and cash equivalents of approximately $9.4 million. We believe our current cash balances will be sufficient to cover the Company's operating expenses into the third quarter of 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least a year after the issuance date of the accompanying condensed consolidated financial statements. The Company plans to address these conditions by raising capital through equity or debt financings, or a combination of both, from outside current and new investors and institutions. There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company.

Debt Classification

Our debt outstanding under the loan and security agreement (see Note 7 to the consolidated financial statements) is currently classified as long-term consistent with the stated amortization period in the agreement, as amended. The loan and security agreement contains a subjective acceleration clause, which is a provision in a debt or financing agreement that allows the lender to accelerate the scheduled maturities of the debt or to cancel the financing agreement under conditions that are not objectively determinable, such as “if a material adverse change occurs” or for “failure to maintain satisfactory operations”. Under the terms of the loan and security agreement, if the lender were to determine that such an event occurs, the lender would be able to accelerate the amounts owed under the agreement, including outstanding principal, the final fee and any repayment penalty, and such amounts would become immediately due and payable. In addition, pursuant to the terms of the loan and security agreement, all of our bank accounts are subject to a control agreement between the bank, the lender and us, whereby, upon proper notice to our bank of an event occurring under the subjective acceleration clause, the lender would be able to automatically withdrawal all funds in our bank accounts, up to the amount owed under the loan and security agreement. We believe classification of the debt consistent with the amortization period is appropriate as of December 31, 2018, as no event of default had occurred as of that date orthrough the date of the issuance of the attached consolidated financial statements. We believe that no events or conditions that the lender would consider a material adverse change, which could give rise to an acceleration of any amounts outstanding under the loan and security agreement, have occurred and that occurrence of such events is remote in the foreseeable future. We base our judgment in part on our past history with this lender in which they have demonstrated a willingness to modify loan terms and covenants as well as our judgments about our projected operations over the foreseeable future.

Revenue Recognition

We generate all of our revenue from sales of AeroForm. We recognize revenue from sales of our products in accordance with the Revenue Recognition Topic ASC 605. We recognize revenue from product sales when the following four criteria are met: delivery has occurred, there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collectability of the related receivable is reasonably assured. We recognize revenue when title to the product and risk of loss transfer to customers, provided there are no remaining performance obligations required or any written matters requiring customer acceptance, which generally occurs upon either shipment or implantation of our device. In the United States, we generally offer a thirty-day return policy and recognize revenue net of sales returns and allowances. Appropriate reserves are established for anticipated sales returns based on historical experience, recent gross sales and any notification of pending returns. Actual sales returns in any future period are inherently uncertain and thus may differ from the estimates. If actual sales returns differ significantly from the estimates, an adjustment to revenue in the current or subsequent period would be recorded. We have established an allowance for sales returns of $0.1 million and $0.2 million as of December 31, 2018 and 2017, respectively, recorded net against accounts receivable in the accompanying consolidated balance sheets.

Inventory

We state inventory at the lower of cost or market value, with cost determined by the first-in, first-out method. When needed, we provide reserves for excess or obsolete inventory. Inventory cost is written down to market value when cost exceeds market value, which we estimate using current levels of inventory, as well as historical sales data and forecasts of sales, average selling prices, current reimbursement rates, and other costs to sell, including appropriate sales commissions. Additionally, we record a provision for excess, expired, and obsolete inventory based primarily on estimates of forecasted revenues. A significant change in the timing or level of demand for products as compared to forecasted amounts may result in recording additional provisions for excess, expired, and obsolete inventory in the future. When capitalizing inventory, we consider factors such as status of regulatory approval, alternative use of inventory, and anticipated commercial use of the product.

Stock-Based Compensation

Stock-based compensation expense for employee awards is measured at the grant date, based on the fair value of the awards ultimately expected to vest and is recognized as an expense, on a straight-line basis, over the requisite service period, which is generally the vesting period.

We use the Black-Scholes option-pricing model (Black-Scholes model) to determine the estimated fair value of our stock options utilizing various inputs with respect to expected term, expected stock price volatility, expected dividend yield and risk-free interest rates. We use the simplified method to estimate expected term which is a weighted average of the vesting periods and the total term of the award. We estimate expected volatility using a combination of our own volatility history and comparable public companies’ volatility for similar terms, both equally weighted. The Black-Scholes model calls for a single expected dividend yield as an input. We have never paid a dividend and do not have any current plans to do so. We base our risk-free interest rate on the U.S. Treasury zero coupon issues in effect at the time of the grant that correspond to the expected term of the option.

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

Results of Operations

The following table sets forth significant components of our results of operations for the periods presented.

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Revenue	$7,817	$3,906	$570
Cost of goods sold	12,821	9,190	4,543
Gross loss	(5,004)	(5,284)	(3,973)
Operating expenses:
Research and development	4,285	8,726	7,164
Selling, general and administrative	15,406	14,393	7,986
Total operating expenses	19,691	23,119	15,150
Operating loss	(24,695)	(28,403)	(19,123)
Other expense (income):
Interest expense	1,939	796	249
Other expense (income)	83	(217)	50
Total other expense (income), net	2,022	579	299
Operating loss before income tax provision	(26,717)	(28,982)	(19,422)
Provision for income taxes	4	1	1
Net loss	$(26,721)	$(28,983)	$(19,423)

2018 Compared to 2017 Compared to 2016

Net Revenues and Cost of Goods Sold

	Years Ended December 31,
	2018	2017	2016	Year-over-Year % Change
	(in thousands)
Net revenues	$7,817	$3,906	$570	100%	585%
Cost of goods sold	12,821	9,190	4,543	40%	102%
Gross loss	$(5,004)	$(5,284)	$(3,973)	(5%)	32%

The Company commenced commercial operations in the United States in 2017. Prior to that, all net revenues were generated from sales of AeroForm in Australia.

Net Revenues. The increase in net revenues of $3.9 million in 2018 relative to 2017 was the result of increased net revenues as a result of continued commercialization efforts in the United States, which resulted in the continued acquisition of new customers and an overall increase in product utilization by customers. Revenues from Australia in 2018 of $0.8 million remained flat relative to 2017 despite an increase in overall unit sales of 42% due to the Company’s transition to a distributor in the third quarter of 2018, resulting in an overall lower average selling price. The increase in net revenues of $3.3 million in 2017 relative to 2016 was the result of the commencement of commercial operations in the United States in the first quarter of 2017, resulting in net revenues of $3.1 million in 2017, as well as an increase in net revenues generated from sales in Australia of $0.2 million due to continued growth in unit sales.

Future revenue growth consistent with or greater than the growth experienced in 2018 is dependent on continued increased utilization of AeroForm by existing customers and the acquisition of new customers in the United States.

Cost of Goods Sold. The increase in cost of goods sold of approximately $3.6 million in 2018 compared to 2017 was primarily related to an increase in net revenues. In addition, we recorded an inventory write-down and other inventory reserves of $1.5 million in 2018 relative to approximately $3.0 million in 2017, primarily related to lower of cost or market, or LCM, adjustments, as the cost to manufacture our products continue to exceed the market value of our products. The absolute dollar amount of inventory write-downs and other inventory reserves decreased in 2018 as compared to 2017, as the overall cost to manufacture our products decreased due to improved manufacturing cycle times, component costs and overhead cost per unit.

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

We expect to generate gross profit in 2019 based on an anticipated increase in sales volume which should allow us to absorb our fixed overhead costs over larger manufacturing volumes, as well as improved per unit manufacturing assembly times, which is expected to result in a decreased direct labor cost per unit, and material cost savings on component costs. If we do not realize an increase in sales sufficient to obtain these expected efficiencies, or if we are unable to realize improved per unit manufacturing assembly times and component costs, we will be unable to realize gross profits in 2019.

Total Operating Expenses

	Years Ended December 31,
	2018	2017	2016	Year-over-Year % Change
	(in thousands)
Research and development	$4,285	$8,726	$7,164	(51%)	22%
Selling, general and administrative	15,406	14,393	7,986	7%	80%
Total operating expenses	$19,691	$23,119	$15,150	(15%)	52%

Research and Development Expense. Research and development expenses decreased by $4.4 million in 2018 compared to 2017, primarily due to a decrease in personnel expenses of $1.5 million driven by a decrease in the number of engineering employees and the decrease in the allocation of manufacturing resources dedicated to pre-commercial manufacturing-related development projects, and a decrease in nonrecurring engineering expenses and related project material expense of $2.2 million associated with the completion of the expansion of our manufacturing capability at our third-party contract manufacturer in 2017 and cessation of other engineering projects.

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

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $1.0 million in 2018 compared to 2017 principally due an increase in personnel expenses of $2.2 million as we hired additional sales personnel in the United States and other key personnel to develop infrastructure to support commercialization efforts in the United States. Increases in personnel expenses were partially offset by a decrease in marketing program expenses of $0.7 million, primarily related to decreased levels of spend in marketing programs, and a decrease in professional service fees of $0.2 million in 2018 as compared to 2017, primarily due to higher legal and accounting costs in 2017 as a result of becoming a United States reporting company in 2017.

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

Overall operating expenses in 2019 are expected to slightly increase as compared to 2018, based on expected increased expenses for U.S. sales personnel and engineering expenses to support manufacturing process development efforts for reducing overall manufacturing costs.

Total Other Expense (Income), Net

	Years Ended December 31,			Year-over-Year % Change
	2018	2017	2016
	(in thousands)
Interest expense	$1,939	$796	$249	144%	220%
Other expense (income), net	83	(217)	50	(138%)	(534%)
Total other expense (income), net	$2,022	$579	$299	249%	94%

Interest Expense. The increase in interest expense of $1.1 million in 2018 as compared to 2017 resulted from higher average outstanding debt balances as the result of our August 2017 borrowing of $15.0 million. The increase in interest expense of $0.5 million in 2017 as compared to 2016 resulted from higher outstanding debt balances as the result of our August 2017 borrowing of $15.0 million.

Other expense (income), net. The change in other expense (income), net, of $0.3 million in 2018 as compared to 2017 is primarily attributed to a loss on sale of property and equipment. The change in other expense (income), net, of $0.3 million in 2017 as compared to 2016 is primarily attributed to interest income of $0.2 million in 2017 due to an increase in cash balances invested in interest bearing investments.

Interest expense is expected to remain consistent in 2019 as compared to 2018.

Liquidity and Capital Resources

We have incurred losses since our inception in 2005 including net losses after taxes of $26.7 million, $29.0 million, and $19.4 million in 2018, 2017 and 2016, respectively, and as of December 31, 2018, we had an accumulated deficit of approximately $122.0 million. We have financed our operations from a combination of sales of equity securities and issuances of convertible term notes.

Our independent registered accountants report on our December 31, 2018 consolidated financial statements contains an emphasis of a matter regarding substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern.

In 2015, we raised net proceeds of $30.1 million in connection with an IPO on the ASX, a Concurrent Placement and the issuance of convertible bridge notes, which were converted to Common Stock at the IPO. In connection with the IPO, all of our existing shares of preferred stock were converted into Common Stock. In June 2016, we received $14.2 million, net of issuance costs, in an equity offering. In February 2017, we received net proceeds of $32.6 million in an equity offering. In August and October 2018, we received net proceeds of $13.4 million in an equity rights offering and private placement.

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

Under the loan and security agreement, as amended, we are required to maintain a certain minimum level of monthly revenues, in addition to complying with certain other covenants, including minimum cash balances and accounts receivable balances. The loan and security agreement also includes events of default, the occurrence and continuation of any of which provides the financial institution with the right to exercise remedies against us and the collateral securing the loans, including cash. These events of default include, among other things, the failure to pay amounts due under the credit facilities, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or properties (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations. A violation of any of these covenants or the occurrence of a material adverse change could result in a default under the loan and security, which would result in termination of all commitments and loans under the agreement and all amounts owing under the agreement to become immediately due and payable. As of September 30, 2017, March 31, 2018 and June 30, 2018, we were in violation of a covenant under the loan and security agreement. On November 9, 2017, AirXpanders and the financial institution entered into a waiver and first amendment to the loan and security agreement, pursuant to which we received a waiver of the event of default for the September 30, 2017 noncompliance with a financial covenant and modified certain financial covenants. On April 26, 2018, AirXpanders and the financial institution entered into a further waiver and second amendment to the loan and security agreement, pursuant to which it received a waiver of the event of default for the March 31, 2018 noncompliance with a financial covenant. On July 30, 2018, the Company and the financial institution entered into a further waiver and fourth amendment to the loan and security agreement, pursuant to which it received a waiver of the event of default for the June 30, 2018 noncompliance with a financial covenant. The Company was in compliance with all covenants as of December 31, 2018.

In 2018, we completed a number of reorganizations which included reductions in workforce to reduce operating costs and better align our workforce with the needs of our business.

We believe that our cash balance as of December 31, 2018, based on our current operating plan which includes the above described reduction in workforce, is sufficient to support our operating expenses into the third quarter of 2019.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash used in operating activities	$(26,019)	$(32,455)	$(19,154)
Net cash provided by (used in) in investing activities	17,737	(21,015)	(1,151)
Net cash provided by financing activities	13,495	46,155	12,669
Net increase (decrease) in cash and cash equivalents	$5,213	$(7,315)	$(7,636)

Cash Flows from Operating Activities

In 2018, cash used in operating activities of $26.0 million resulted primarily from a net loss of $26.7 million, reduced by noncash adjustments, primarily inventory reserve adjustments of $1.5 million, depreciation and amortization of $1.3 million and stock based compensation of $0.7 million. Additional operating cash requirements consisted of $2.2 million for inventory purchases and builds in connection with an overall increase in revenue, and $1.8 million due to timing of expenditure payments.

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

We anticipate cash outflows from operating activities to decrease in 2019 as a result of increasing sales, offset by decreases in overall operating expenses and a decrease in the rate of increase in inventory. If we do not experience increasing revenues, and a decrease in the rate of build of inventory or a decrease in overall operating expenses, cash outflows from operating activities may equal or exceed the amount experienced in 2018.

Cash Flows from Investing Activities

In 2018, cash provided by investing activities consisted of $18.4 million of maturities of short-term investments, offset by $0.7 million for capital expenditures.

In 2017, cash used in investing activities consisted of $18.4 million for the purchase of short-term investments, net of maturities, and $2.6 million for capital expenditures to support scaling up of manufacturing capacity.

Cash used in 2016 is primarily attributable to capital expenditures to support scaling up of manufacturing capability.

Overall investments in additional capital equipment are expected to decrease in 2019 as compared to 2018.

Cash Flows from Financing Activities

In 2018, cash provided by financing activities of $13.5 million resulted from the net proceeds from our August and October 2018 equity rights offering and private placement in which we issued approximately 90.1 million shares of Common Stock.

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

Contractual Obligations and Commitments

Our commitments for operating leases below relate to our leases and subleases of office, laboratory and manufacturing space in San Jose, California, net of net sublease income and expense from subleases for our prior office space in Palo Alto, California.

The following table summarizes our outstanding contractual obligations as of December 31, 2018:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease obligations, net of sublease income	$429	$429	$—	$—	$—
Inventory purchase commitments	1,659	1,659	—	—	—
Debt repayments (principal and final fee only)	16,200	—	16,200	—	—
	$18,288	$2,088	$16,200	$—	$—

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

AirXpanders, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AirXpanders, Inc. (collectively, the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2018, 2017 and 2016, and the related notes to the consolidated financial statements (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and cash flow deficits from operations since its inception and has an accumulated deficit of $122.0 million at December 31, 2018. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Jose, California

February 27, 2019

AirXpanders, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$9,375	$4,162
Short-term investments	—	18,428
Accounts receivable, net	765	1,022
Inventory	8,781	8,132
Prepaid expenses and other current assets	1,313	1,018
Total current assets	20,234	32,762
Property and equipment	3,638	4,435
Other assets	132	129
Total assets	$24,004	$37,326
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt, net of discount	$—	$—
Accounts payable	1,800	3,345
Accrued expenses	2,771	2,521
Total current liabilities	4,571	5,866
Long-term debt, less current portion, net of discount	14,907	14,624
Total liabilities	19,478	20,490
Commitments and Contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued and outstanding at December 31, 2018 and 2017	—	—
Class A common stock, $0.001 par value; 600,000,000 authorized; 186,153,283 and 95,943,409 issued and outstanding at December 31, 2018 and 2017, respectively	186	96
Additional paid-in capital	126,372	112,045
Accumulated other comprehensive income	—	6
Accumulated deficit	(122,032)	(95,311)
Total stockholders' equity	4,526	16,836
Total liabilities and stockholders' equity	$24,004	$37,326

See accompanying notes to financial statements.

AirXpanders, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017	2016

Revenue	$7,817	$3,906	$570
Cost of goods sold	12,821	9,190	4,543
Gross loss	(5,004)	(5,284)	(3,973)
Operating expenses:
Research and development	4,285	8,726	7,164
Selling, general and administrative	15,406	14,393	7,986
Total operating expenses	19,691	23,119	15,150
Operating loss	(24,695)	(28,403)	(19,123)
Other expense (income):
Interest expense	1,939	796	249
Other expense (income), net	83	(217)	50
Total other expense (income), net	2,022	579	299
Operating loss before income tax provision	(26,717)	(28,982)	(19,422)
Provision for income taxes	4	1	1
Net loss	(26,721)	(28,983)	(19,423)

Net loss per Class A common share: basic and diluted	$(0.21)	$(0.31)	$(0.26)

Weighted average number of Class A common shares used in computing net loss per Class A common share: basic and diluted	126,331,276	93,544,173	74,793,530

Comprehensive loss:
Net Loss	$(26,721)	$(28,983)	$(19,423)
Unrealized gain on investments	(6)	6	—
Total comprehensive loss	$(26,727)	$(28,977)	$(19,423)

See accompanying notes to consolidated financial statements.

AirXpanders, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock
	Issued and Outstanding Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, December 31, 2015	70,427,195	$70	$63,880	$—	$(46,905)	$17,045

Issuance of common stock for cash (net of issuance costs of $731)	8,771,930	9	14,150	—	—	14,159
Exercise of stock options	42,583	—	11	—	—	11
Stock-based compensation	—	—	377	—	—	377
Net loss	—	—	—	—	(19,423)	(19,423)

Balance, December 31, 2016	79,241,708	79	78,418	—	(66,328)	12,169

Issuance of Class A Common Stock for cash (net of issuance costs of $1,462)	16,304,348	16	32,633	—		32,649
Exercise of stock options and warrants, 425,124 shares net of 27,771 shares traded for exercise price	397,353	1	60	—	—	61
Issuance of warrants to purchase Class A Common Stock in connection with issuance of debt	—	—	227	—	—	227
Stock-based compensation	—	—	707	—	—	707
Unrealized gain on investments	—	—	—	6	—	6
Net loss	—	—	—	—	(28,983)	(28,983)

Balance, December 31, 2017	95,943,409	96	112,045	6	(95,311)	16,836

Issuance of Class A Common Stock for cash (net of issuance costs of $1,317)	90,072,671	90	13,399	—		13,489
Exercise of stock options and warrants	137,203	—	5	—	—	5
Issuance of warrants to purchase Class A Common Stock in connection with debt amendments	—	—	192	—	—	192
Stock-based compensation	—	—	731	—	—	731
Unrealized gain on investments	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	(26,721)	(26,721)

Balance, December 31, 2018	186,153,283	$186	$126,372	$—	$(122,032)	$4,526

See accompanying notes to consolidated financial statements.

AirXpanders, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(26,721)	$(28,983)	$(19,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,311	667	237
Amortization of debt discount and deferred issuance cost	476	211	111
Loss on disposal of assets	177	—	14
Inventory write-down	1,546	2,990	1,537
Stock-based compensation	731	707	377
Allowance for doubtful accounts	26	—	—
Sales returns reserve	(56)	179
Changes in operating assets and liabilities:
Accounts receivable	287	(1,083)	(41)
Inventory	(2,195)	(9,383)	(2,423)
Prepaid expenses and other assets	(307)	(499)	(390)
Accounts payable	(1,545)	1,460	325
Accrued expenses	251	1,279	522
Net cash used in operating activities	(26,019)	(32,455)	(19,154)
Cash flows from investing activities
Purchase of property and equipment	(691)	(2,587)	(1,151)
Maturities of short-term investments	18,428	13,564	—
Purchases of short-term investments	—	(31,992)	—
Net cash provided by (used in) investing activities	17,737	(21,015)	(1,151)
Cash flows from financing activities
Proceeds from debt issuance, net of issuance costs	—	14,717	—
Principal payments on notes payable	—	(1,272)	(1,500)
Proceeds from issuance of common stock, net of issuance costs	13,490	32,649	14,159
Proceeds from exercise of stock options	5	61	10
Proceeds from exercise of warrants for common stock	—	—	—
Net cash provided by financing activities	13,495	46,155	12,669
Net increase (decrease) in cash and cash equivalents	5,213	(7,315)	(7,636)
Cash and cash equivalents -- beginning of period	4,162	11,477	19,113
Cash and cash equivalents -- end of period	$9,375	$4,162	$11,477
Supplemental disclosure:
Cash paid for interest	$1,291	$445	$138
Cash paid for taxes	$4	$1	$1

Supplemental schedule of noncash investing and financing activities:
Issuance of warrant in connection with debt	$192	$227	$—

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has incurred net losses and cash flow deficits from operations since its inception and has an accumulated deficit of $122.0 million at December 31, 2018. To date, the Company’s products have been approved for marketing and sales in the United States, Australia and Europe, and the Company started selling its product in Australia in 2015, and in the United States in 2017. Management expects operating losses and cash flow deficits to continue for the foreseeable future. The Company’s ability to achieve profitability is dependent primarily on its ability to gain market share in the U.S, build and maintain manufacturing capacity to support commercial launch in the U.S. and obtain a more profitable per unit manufacturing cost for its products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least a year after the issuance date of the accompanying consolidated financial statements. The Company plans to address these conditions by raising capital through equity or debt financings, or a combination of both, from outside current and new investors and institutions.  There is no assurance, however, that the Company will be successful in raising the needed capital and, if funding is available, that it will be available on terms acceptable to the Company.

In addition, the loan and security agreement currently outstanding (see Note 7) is subject to a variety of affirmative and negative covenants. These covenants include minimum revenue results, minimum cash and accounts receivable balances, required financial reporting, providing an unqualified auditor’s opinion together with our annual financial statements within 120 days of the end of our fiscal year (the unqualified audit opinion covenant), limitations on certain dispositions and licensing of assets, limitations on the incurrence of additional debt, and achievement of certain financial milestones. To secure our performance of our obligations under this loan and security agreement, as amended, the Company granted a security interest in all of our assets, including our intellectual property. If the Company fails to comply with the terms of the loan and security agreement, including the unqualified audit opinion covenant, the occurrence of a material adverse change in its business, operations or condition (financial or otherwise) or prospects, the material impairment in its prospect of repayment, a material impairment in the perfection or priority of the lender’s lien on our assets or the value of their collateral, failure to achieve agreed financial milestones, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our loan, coupled with prepayment penalties, potential foreclosure on our assets, and other adverse results. Together with the Company’s need to raise capital as described above, these conditions further raise substantial doubt about the Company’s ability to continue as a going concern.

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

Foreign Currency

The Company transacts business in Australia. The functional currency of its Australian branch is the U.S. dollar. Monetary assets and liabilities are translated at the year-end exchange rate and non-monetary assets and liabilities are translated at historical rates and items in the statement of operations are translated at average rates with gains and losses from remeasurement being recorded in other expense (income), net in the accompanying consolidated statements of operations and comprehensive loss. Foreign currency translation and remeasurement gains or losses included in other expense (income), net in the accompanying consolidated statements of operations and comprehensive loss was a de minimus loss during the year ended December 31, 2018, a de minimus gain during the year ended December 31, 2017 and a de minimum loss during the year ended December 31, 2016.

AirXpanders, Inc.

Notes to Consolidated Financial Statements (Cont.)

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. The Company’s most significant estimates relate to the valuation of stock options, estimate of sales returns and valuation of its inventory at the lower of cost or market.

Certain Significant Risks and Uncertainties

The Company operates in a dynamic, highly competitive industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s future financial position, results of operations, or cash flows: ability to obtain future financing; advances and trends in new technologies and industry standards; regulatory approval and market acceptance of the Company’s products; development of sales channels; certain supplier relationships; reliance on sole suppliers or a limited number of suppliers for certain components, subassemblies and services; litigation or claims against the Company based on intellectual property, patent, product, regulatory, or other factors including the Company’s ability to attract and retain employees necessary to support its growth.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents. The Company maintains all of its U.S. cash balances at one financial institution, which at times may exceed the Federal Deposit Insurance Corporation (FDIC) limits of $250,000 for interest-bearing accounts. At December 31, 2018 and 2017, the Company had unrestricted cash balances of approximately $8.9 million and $3.7 million, respectively, that were in excess of the FDIC limits. The Company currently maintains its Australian cash balances at one financial institution, which, at times, may exceed the Australian government guaranteed limit of USD $0.2 million (AU$ 250,000). At December 31, 2018 and 2017, the Company had no cash balances that were in excess of the Australian guaranteed limit. At December 31, 2018 and 2017, the Company maintained cash and investment balances of $9.4 million and $22.4 million, respectively, with one U.S. financial institution.

Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Short term investments are classified as “available-for-sale” and are reported at fair value with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive loss. Gross realized gains and losses on sales and maturities of securities are recorded in other expense (income), net, in our statement of operations. As of December 31, 2018, the Company had no short-term investments. As of December 31, 2017, the Company's investments consisted of U.S. Treasury Securities, and amortized cost approximated fair value. The cost of securities sold is based on the specific identification method. The Company classifies its investments as current based on the nature of the investment and their availability for use in current operations. The Company reviews its investment portfolio quarterly to determine if any securities may be other-than-temporarily impaired due to increased credit risk, changes in industry or sector of a certain instrument or ratings downgrades.

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

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Through December 31, 2018, the Company had not experienced impairment losses on its long-lived assets.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value on a recurring basis in the balance sheet as of the following dates (in thousands):

	December 31, 2018
	Fair Value Measurements
	Using Input Types
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,375	—	—	$9,375
Total assets at fair value	$9,375	$—	$—	$9,375

	December 31, 2017
	Fair Value Measurements
	Using Input Types
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,162	—	—	$4,162
Short-term investments	18,428	—	—	18,428
Total assets at fair value	$22,590	$—	$—	$22,590

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

The Company has established an allowance for sales returns of $0.1 million and $0.2 million as of December 31, 2018 and 2017, respectively, recorded net against accounts receivable in the balance sheet.

Shipping and Handling Costs

Shipping and handling costs, net of amounts charged to customers, are included as a component of cost of goods sold.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at cost, net of allowance for doubtful accounts and reserves for sales returns. Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company does not charge interest on past due balances. The Company generally does not require collateral or other security to support accounts receivable. The Company maintains an allowance for doubtful accounts.

The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates that customers may have an inability to meet their financial obligations and receivable amounts are outstanding for an extended period beyond the invoice terms. In these cases, the Company uses assumptions and judgment, based on the best available facts and circumstances, to either record a specific allowance against these customer balances or to write the balances off. The accounts receivable aging is reviewed on a regular basis and write-offs are recorded on a case-by-case basis net of any amounts that may be collected. Allowance charges are recorded as operating expenses. Based on the Company’s customer analysis, it has established an allowance for doubtful accounts of $26,000 as of December 31, 2018, recorded net against accounts receivable in the balance sheet. It did not have an allowance for doubtful accounts at December 31, 2017.

AirXpanders, Inc.

Notes to Consolidated Financial Statements (Cont.)

Revenue and Receivables Concentration

No customer accounts for more than 10% of net revenues for years ended December 31, 2018 and 2017, or of the net accounts receivable balance as of those dates. Two customers each contributed 16% of the Company’s revenue for the year ended December 31, 2016. U.S. product sales are to hospitals and accounted for 90% and 80% of total net revenues for the years ended December 31, 2018 and 2017, respectively, with the remainder to customers in Australia. All product sales in 2016 were to hospitals in Australia.

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

Expected Volatility

Expected volatility is estimated using the Company’s own volatility history and comparable public company’s volatility (both equally weighted) for similar terms as the Company does not have a long enough operating period as a public company to estimate its own volatility solely based upon the Company's stock price history.

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

Following is a table summarizing the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding for the periods presented below (in thousands):

	December 31,
	2018	2017	2016
Shares of Class A common stock issuable upon conversion of warrants	1,705	615	337
Potential Class A common stock excluded from diluted net loss per share	14,376	6,521	5,356
Basic and diluted net loss per Class A common share	16,081	7,136	5,693

AirXpanders, Inc.

Notes to Consolidated Financial Statements (Cont.)

Recent Accounting Pronouncements

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

NOTE 4 – INVENTORY

Inventory consisted of the following as of December 31 (in thousands):

	2018	2017
Raw materials	$1,759	$1,777
Work in progress	4,793	4,863
Finished goods	2,229	1,492
Inventory	$8,781	$8,132

The Company had written down its inventory to market value by $1.5 million, $3.0 million, and $1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31 (in thousands):

	2018	2017
Machinery and equipment	$3,578	$3,356
Computer equipment	327	284
Furniture and fixtures	239	386
Leasehold improvements	468	810
Software licenses	456	284
Office equipment	—	23
Construction in progress	637	651
Property and equipment, gross	5,705	5,794
Accumulated depreciation	(2,067)	(1,359)
Property and equipment, net	$3,638	$4,435

Depreciation and amortization expense amounted to $1.3 million, $0.7 million, and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31 (in thousands):

	2018	2017
Accrued compensation and benefits	$1,093	$967
Accrued rent payable	103	204
Accrued clinical trials services	56	75
Accrued inventory supplies	752	391
Accrued other	767	884
Total accrued expenses	$2,771	$2,521

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

The Company recorded $35,000 to interest expense related to amortization of the debt discount and issuance costs in each of the years ended December 31, 2017 and 2016, respectively. The Company recorded $0.1 million and $0.2 million of interest expense on the loan for the years ended  December 31, 2017 and 2016, respectively.

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

Under the loan and security agreement, as amended in July 2018, the Company is required to maintain a certain minimum level of revenues, subject to quarterly measurement through 2018, and monthly thereafter, in addition to complying with certain other covenants, including minimum cash balances. The loan and security agreement also includes events of default, the occurrence and continuation of any of which provides the financial institution with the right to exercise remedies against us and the collateral securing the loans, including cash. These events of default include, among other things, the failure to pay amounts due under the credit facilities, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or properties (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations. A violation of any of these covenants or the occurrence of a material adverse change could result in a default under the loan and security, which would result in termination of all commitments and loans under the agreement and all amounts owing under the agreement to become immediately due and payable. As of September 30, 2017, March 31, 2018 and June 30, 2018, the Company was in violation of a covenant under the loan and security agreement. On November 9, 2017, the Company and the financial institution entered into a waiver and first amendment to the loan and security agreement, pursuant to which it received a waiver of the event of default for the September 30, 2017 noncompliance with a financial covenant,and modified certain financial covenants. On April 26, 2018, the Company and the financial institution entered into a further waiver and second amendment to the loan and security agreement, pursuant to which it received a waiver of the event of default for the March 31, 2018 noncompliance with a financial covenant. On July 30, 2018, the Company and the financial institution entered into a further waiver and fourth amendment to the loan and security agreement, pursuant to which it received a waiver of the event of default for the June 30, 2018 noncompliance with a financial covenant. The Company was in compliance with the covenants as of December 31, 2018.

In connection with the loan and security agreement, the Company issued warrants to the financial institution for the purchase of 277,778 shares of its Class A common stock with an exercise price of $1.62 per share. The fair value of the warrants of $227,000 on the date of issuance was recorded as additional debt discount. In connection with the second amendment to the loan and security agreement, the Company issued warrants to the financial institution for the purchase of 277,778 shares of its Common Stock with an exercise price of $0.32 per share. The fair value of the warrants of $48,000 on the date of issuance was recorded as additional debt discount. In connection with the fourth amendment to the loan and security agreement, the Company issued warrants to the financial institution for the purchase of 937,500 shares of its Common Stock with an exercise price of $0.16 per share. The fair value of the warrants of $149,000 on the date of issuance was recorded as additional debt discount.

The Company recorded $0.6 million and $0.2 million to interest expense related to amortization of the debt discount, issuance costs and the final fee for the years ended December 31, 2018 and 2017. As of December 31, 2018 and 2017, respectively, the unamortized discount and issuance cost is $0.6 million and $0.5 million.

The Company recorded $1.9 million and $0.7 million of interest expense on the loan for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, $15.0 million was outstanding under this loan and security agreement.

As of December 31, 2018, the future principal payments, including the final fee, due under the loan and security agreement are (in thousands):

Year ending December 31,
2019	$-
2020	5,625
2021	5,625
2022	4,950
Total	$16,200

Debt Classification

The Company's debt outstanding under the August 2017 debt is currently classified as long-term consistent with the stated amortization period in the agreement, as amended. The loan and security agreement contains a subjective acceleration clause, which is a provision in a debt or financing agreement that allows the lender to accelerate the scheduled maturities of the debt or to cancel the financing agreement under conditions that are not objectively determinable, such as “if a material adverse change occurs” or for “failure to maintain satisfactory operations”. Under the terms of the loan and security agreement, if the lender were to determine that such an event occurs, the lender would be able to accelerate the amounts owed under the agreement, including outstanding principal, the final fee and any repayment penalty, and such amounts would become immediately due and payable. In addition, pursuant to the terms of the loan and security agreement, all of the Company's bank accounts are subject to a control agreement between the bank, the lender and the Company, whereby, upon proper notice to the bank of an event occurring under the subjective acceleration clause, the lender would be able to automatically withdrawal all funds in the Company's bank accounts, up to the amounts owed under the loan and security agreement. The Company believes classification of the debt consistent with the amortization period is appropriate as of December 31, 2018, as no event of default had occurred as of that date or through the date of the issuance of the attached consolidated financial statements. The Company believes that no events or conditions that the lender would consider a material adverse change, which could give rise to an acceleration of any amounts outstanding under the loan and security agreement, have occurred and that occurrence of such events is remote in the foreseeable future. The Company bases its judgment in part on their past history with this lender in which the lended has demonstrated a willingness to modify loan terms and covenants as well as the Company's judgments about their projected operations over the foreseeable future.

AirXpanders, Inc.

Notes to Consolidated Financial Statements (Cont.)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company signed a non-cancelable operating sublease for an approximate 24,000 square foot facility for office, research and development and manufacturing in San Jose, California. The sublease expires in August 2019. Additionally, the Company leases approximately 5,000 square feet for office and research and development in Palo Alto, California under a non-cancelable operating lease. The term of the lease expires in September 2019. This facility is currently under a non-cancelable sublease with a tenant through its expiration date. Previously, the Company maintained manufacturing space of approximately 9,000 square feet in Palo Alto, California. In August 2018 the Company negotiated the termination of the lease with the landlord. Previously, the Company maintained a sales office in Sydney, Australia under a non-cancelable lease that expired in April 2020. In August 2018 the Company negotiated with the landlord a transfer of the lease to a new tenant.

The terms of the current leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease term. Rent expense, net of sublease receipts, for the years ended December 31, 2018, 2017 and 2016 was $0.6 million, $0.5 million and $0.4 million, respectively.

As of December 31, 2018, the future rental commitments due under the Company's operating leases are (in thousands):

Year ending December 31,
2019	$429
2020	—
2021	—
Total	$429

The Company maintains an inventory purchase agreements with its third-party contract manufacturer in Costa Rica. The Company’s liability under this purchase commitment is generally restricted to a forecasted three month period. The Company estimates its open inventory purchase commitment as of December 31, 2018 was approximately $1.7 million. The Company recorded a $0.1 million inventory write-down to market value related to this commitment, which is included in accrued expenses in the accompanying consolidated balance sheet.

Indemnifications

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The Company has a directors and officers’ liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company’s management believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of December 31, 2018 and 2017.

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

In consideration for the license, AirXpanders pays Shalon Ventures a running royalty of 3% of net sales of the licensed invention. If the amount of royalties paid in a calendar year is less than $10,000, then AirXpanders shall also pay Shalon Ventures’ out of pocket costs for prosecuting and maintaining the relevant patents. Each party indemnifies the other for any liability arising out of its material breach of the license, or its gross negligence, intentional misconduct and illegal actions. AirXpanders also indemnifies Shalon Ventures for any liability arising out of the commercialization of products using the license. Through the years ended December 31, 2018, 2017 and 2016, the Company has incurred $0.2 million, $0.1 million, and $17,000, respectively, in royalty fees, which is included in cost of goods sold in the accompanying consolidated financial statements. Mr. Teddy Shalon and Mr. Barry Cheskin are stockholders of the Company. Mr. Cheskin is also the co-founder and chairman of the board of the Company. Mr. Shalon is the Chief Executive Officer and sole shareholder of Shalon Ventures. Mr. Shalon and Mr. Cheskin are each party to an agreement with Shalon Ventures, under which Shalon Ventures has agreed to pay Mr. Shalon 58%, and Mr. Cheskin 8%, of any royalties due to Shalon Ventures from AirXpanders under the Shalon Ventures License Agreement.

AirXpanders, Inc.

Notes to Consolidated Financial Statements (Cont.)

NOTE 9 – COMMON STOCK

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 600,000,000 shares of $0.001 par value Class A common stock. Common stockholders are entitled to dividends when and if declared by the Board of Directors. The holder of each share of common stock is entitled to one vote. At December 31, 2018 and 2017, no dividends had been declared for common stock. At December 31, 2018, 186,153,283 shares of Class A common stock were issued and outstanding.

As of December 31,2018 and 2017, common stock that the Company had reserved for issuance was as follows (in thousands):

	2018	2017
Warrants for common	1,706	615
Stock options	19,666	8,147
Total	21,372	8,762

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

In August 2018, we issued 89,773,611 shares of Common Stock in connection with a rights offering of our CDIs in Australia and a private placement. We raised a total of $13.4 million, net of issuance costs of approximately $1.3 million. In October 2018, we issued 299,060 shares of Common Stock for $50,000 in connection with the second closing of the private placement.

NOTE 10 – CONVERTIBLE PREFERRED STOCK

The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 10,000,000 authorized shares of preferred stock, with rights and privileges for preferred stock to be determined by Company’s Board of Directors before issuing preferred shares. At December 31, 2018 and 2017, there were no outstanding shares of preferred stock.

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

In connection with the loan and security agreement, the Company issued warrants to the financial institution for the purchase of 277,778 shares of its Class A common stock with an exercise price of $1.62 per share. The fair value of the warrants of $227,000 on the date of issuance was recorded as additional debt discount. In connection with the second amendment to the loan and security agreement, the Company issued warrants to the financial institution for the purchase of 277,778 shares of its Common Stock with an exercise price of $0.32 per share. The fair value of the warrants of $48,000 on the date of issuance was recorded as additional debt discount. In connection with the fourth amendment to the loan and security agreement, the Company issued warrants to the financial institution for the purchase of 937,500 shares of its Common Stock with an exercise price of $0.16 per share. The fair value of the warrants of $149,000 on the date of issuance was recorded as additional debt discount. The Company assessed these warrants and determined they were instruments that qualified for equity classification.

The fair value of the warrant issued in connection with the loan and security agreement was estimated using the Black-Scholes model using the following assumptions:

	2018 Warrants			2017 Warrant
Stock price	$0.25	-	$0.32	$1.62
Expected terms (years)		10		10
Volatility		35%		35%
Risk-free rate	2.9	-	3.0%	2.3%
Dividend yield		—%		—%

The Company’s outstanding warrants consisted of the following as of December 31 (in thousands):

	2018	2017
Warrants; exercisable in common stock, exercise price $0.05 per share, net exercised in June 2018	—	119
Warrants; exercisable in common stock, exercise price $0.05 per share, net exercised in October 2018	—	5
Warrants; exercisable in common stock, exercise price $1.25 per share, expiring in February 2021	120	120
Warrants; exercisable in common stock, exercise price $1.00 per share, expiring in January 2023	40	40
Warrants; exercisable in common stock, exercise price $1.00 per share, expiring in January 2024	53	53
Warrants; exercisable in common stock, exercise price $1.62 per share, expiring in August 2027	278	278
Warrants; exercisable in common stock, exercise price $0.32 per share, expiring in April 2028	278	—
Warrants; exercisable in common stock, exercise price $0.16 per share, expiring in October 2028	937	—
Total	1,706	615

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

In October 2018, the Company issued an option outside the Plans to purchase 9,617,127 shares of the Company's Common Stock at a price of $0.14 per share to its President and Chief Executive Office, and Director. Assuming continued employment, the options vest over four (4) years as follows: twenty five percent (25%) on the one year anniversary of his commencement of employment and one-forty-eighth (1/48th) of the total grant over the remaining thirty-six (36) months. The options expire ten (10) years following the date of grant.

In November 2018, we commenced an option exchange program for its officers (excluding the Chief Executive Officer and President) and employees (the Option Exchange) to exchange certain stock options to purchase up to an aggregate of 2,754,025 shares of its common stock that had been granted to eligible holders, for an equal number of new stock options with a lower exercise price.

At the closing of the Option Exchange in December 2018, eligible holders tendered an aggregate of 2,714,025 options for 2,714,025 new options to purchase shares of its common stock. Each new stock option was granted in December 2018, pursuant to its 2015 Plan with an exercise price per share of $0.07, which was the closing market price on the grant date of the new options. The exchange of stock options was treated as a modification for accounting purposes and resulted in an incremental expense of $0.1 million, which was calculated using the Black-Scholes option pricing model. The incremental expense together with the unamortized expense remaining on the unvested options exchanged is being amortized over the vesting period of the new options.

At December 31, 2018 and 2017, 14,376,488 and 6,387,060 options were vested and expected to vest with a weighted-average exercise price of $0.23 and $1.18 and weighted average remaining contractual life of 9.4 and 6.8 years, respectively. The weighted average grant date fair value per share of options granted during the years ended December 31, 2018, 2017 and 2016  was $0.25, $0.67, and $0.86, respectively. The fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was $0.3 million, $0.6 million and $0.2 million, respectively. The intrinsic value of the options exercised during the years ended December 31, 2018, 2017 and 2016 was $9,000, $0.8 million and $0.1 million, respectively.

In connection with the grant of stock options to employees and non-employees, the Company recorded stock compensation expense as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Cost of goods sold	$88	$101	$44
Research and development	115	51	32
Selling, general and administrative	528	555	301
Total	$731	$707	$377

AirXpanders, Inc.

Notes to Consolidated Financial Statements (Cont.)

As of December 31, 2018, unrecognized compensation expense related to employees and to non-employees totaled $2.2 million and $1.7 million, respectively, and will be recognized over approximately 3.7 years and 2.6 years, respectively.

Activity under the Plan, including the grant outside the Plan in 2018, is set forth below:

			Weighted	Weighted
			Average	Average
	Options	Number of	Exercise	Remaining
	Available	Options	Price	Contractual
	for Grant	Outstanding	per Share	Life in Years
Balance — December 31, 2015	1,419,327	4,171,292	$0.33	6.57
Additional shares reserved (net of released)	1,408,544	—	$-
Options granted	(1,531,169)	1,531,169	$2.44
Options exercised	—	(42,583)	$0.25
Options forfeited/cancelled	304,176	(304,176)	$0.60
Balance — December 31, 2016	1,600,878	5,355,702	$0.92	6.60
Additional shares reserved (net of released)	1,584,834
Options granted	(1,877,517)	1,877,517	$1.88
Options exercised	—	(421,837)	$0.28
Shares traded for option exercises	27,771	—
Options forfeited/cancelled	290,236	(290,236)	$1.13
Balance — December 31, 2017	1,626,202	6,521,146	$1.19	6.90
Additional shares reserved (net of released)	1,918,868
Options granted	(5,443,914)	15,061,041	$0.27
Options exercised	—	(17,394)	$0.31
Options forfeited/cancelled/exchanged	7,188,305	(7,188,305)	$1.22
Balance — December 31, 2018	5,289,461	14,376,488	$0.21	9.4

The fair value of options granted to employees and non-employees was estimated at the date of grant using the following assumptions for the years ended December 31:

	2018			2017			2016
Expected terms (years)	5.7	—	9.2	5.27	—	10.0	5.54	—	6.08
Volatility	32	—	70%	31.9	—	41.0%	33.73	—	34.87%
Risk-free rate	2.6	—	3.0%	1.83	—	2.4%	1.18	—	1.86%
Dividend yield		—%			—%			—%

For non-employees, the Company revalues the stock option at each reporting date and recognizes the calculated fair value as stock-based compensation expense over the period in which the related services are received.

NOTE 13 – INCOME TAXES

The net loss for the following years consist of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Domestic	$(25,561)	$(26,124)	$(17,381)
Foreign - branch	(1,160)	(2,859)	(2,041)
Total	$(26,721)	$(28,983)	$(19,422)

The Company had an effective tax rate of zero percent in each of the three years ended December 31, 2018, 2017, and 2016, respectively. The provision for income taxes in the statement of operations is comprised of minimum state taxes.

Reconciliations of the provision for income taxes at the statutory rate to the Company’s provision for income tax are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
U.S. Federal (tax benefit) provision at statutory rate	$(5,612)	$(9,854)	$(6,604)
State (tax benefit) income taxes, net of federal benefit	(1,292)	(1,139)	—
Stock-based compensation	96	140	53
Change in valuation allowance	7,068	96	6,813
Research and development credits	(187)	(252)	(277)
Tax Rate Differential Impact, Tax Cuts and Jobs Act	—	10,851	—
Minimum state taxes	4	1	1
Foreign activity	(104)	114	—
Other permanent differences	31	44	15
Total	$4	$1	$1

AirXpanders, Inc.

Notes to Consolidated Financial Statements (Cont.)

The significant components of the net deferred tax asset are as follows (in thousands):

	December 31,
	2018	2017
Gross deferred income tax assets
Net operating loss carryforwards	$30,558	$23,534
Research and development credit carryforwards	1,601	1,400
Property and equipment (depreciation)	(479)	(382)
Others	1,147	1,428
Total deferred tax assets	32,827	25,980
Valuation allowance	(32,827)	(25,980)
Total	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was enacted, reducing the corporate income tax rate from 35% to 21% effective on January 1, 2018. The carrying value of the Company's deferred tax assets is also determined by the enacted U.S. corporate income tax rate. Consequently, any changes in the U.S. corporate income tax rate have impacted the carrying value of the Company’s deferred tax assets. Under the new corporate income tax rate of 21%, deferred income taxes decreased, with a corresponding decrease to the valuation allowance. Therefore, the TCJA had no impact on the Company's 2017 earnings. As of December 31, 2018, the Company has completed its accounting of the tax effects from the enactment of the TCJA.

A valuation allowance has been recorded for the entire amount of the Company’s deferred tax assets as a result of uncertainties regarding the realization of the deferred tax assets. The change in the valuation allowance totaled $6.8 million, $0.3 million and $7.4 million for the years ended December 31, 2018, 2017, and 2016, respectively, principally due to increase in the valuation allowance associated with increased net operating loss. The 2018 change is primarily due to the change in the valuation allowance caused by tax effects of the current year net operating loss (NOL), $7.0 million.

As of December 31, 2018, the Company had net operating loss ('NOL') carryforwards for federal, state, and Australian income tax reporting purposes of approximately $119.8 million, $80.4 million, and $7.0 million respectively. As of December 31, 2018 the Company also had Federal and California research and development tax credit carryforwards of approximately $0.9 million and $0.8 million, respectively. The Federal net operating loss and tax credit carryforwards will expire at various dates beginning in 2025 through 2037. The California net operating loss carryforwards will expire at various dates beginning in 2028 through 2038. The federal NOL carryforwards generated in tax year 2018 and later and the California research and development tax credit carryforwards are carried forward indefinitely. Subject to continuity of ownership requirements, Australian NOLs are carried forward indefinitely.

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

The following table displays by contributing factor the changes in the valuation allowance for deferred tax assets for the years ended (in thousands):

	December 31,
	2018	2017	2016
Balance at the beginning of the period	$25,980	$26,059	$18,708
Net operating loss generated	7,024	10,398	6,079
Research and development tax credit increase (decrease)	201	252	252
Depreciation and amortization increase (decrease)	(97)	(574)	30
Tax Rate Differential Impact, Tax Cuts and Jobs Act	—	(10,851)	—
Reserves and accruals increase (decrease)	(281)	696	990
Balance at the end of the period	$32,827	$25,980	$26,059

AirXpanders, Inc.

Notes to Consolidated Financial Statements (Cont.)

The following table reflects changes in the unrecognized tax benefits since January 1, 2017 (in thousands):

	December 31,
	2018	2017
Gross amount of unrecognized tax benefits as of the beginning of the period	$604	$488
Increase related to current year tax provision	87	116
Gross amount of unrecognized tax benefits as of the end of the period	$691	$604

The Company’s major tax jurisdictions are the United States, California, and Australia. All the Company’s tax years from 2005 through 2018 will remain open for examination by the federal, state and foreign tax authorities for three and four years, respectively, from the date of utilization of any net operating loss or tax credits. The Company is not currently subject to income tax examinations by any authority.

NOTE 14 – RETIREMENT PLAN

The Company has a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer a portion of their compensation ranging from 1% to the maximum allowable dollar limit which is set by law. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company, at its option, may match a portion of the employees’ contribution. During the year ended December 31, 2018 and 2017, respectively, the Company made matching contributions of $0.2 million and $0.1 million. During the years ended December 31, 2016, the Company made no matching contributions.

NOTE 15 – RELATED PARTIES

Mrs. Lynae Dodson, the wife Mr. Scott Dodson, former chief executive officer and director, owns and operates a marketing consulting firm that manages trade shows, social media and provided other market services for the Company. The Company terminated the contract with Mrs. Dodson’s firm in 2018. During the years ended December 31, 2018, 2017, and 2016, the firm received payments of less than $50,000, $0.2 million and $0.2 million, respectively, for marketing support services rendered to the Company. These amounts are including in selling, general and administrative costs in the accompanying consolidated statements of operations.

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

NOTE 16 – SUBSEQUENT EVENT

On February 22, 2019, the Company and the financial institution entered into the waiver and fourth amendment to the loan and security agreement (the "Fifth Amendment"), pursuant to which certain future financial convents were agreed. In addition, in the event the Company is able to complete a capital funding with gross proceeds of not less than $12.5 million ("Equity Event"), the financial institution agreed to extended the interest-only payment period by an additional twelve (12) months, with principal payments commencing in January 2021, due in 20 equal principal installments (instead of 32 months), together with accrued interest.

In connection with the Fifth Amendment, within five business days following the last closing of the Equity Event, the Company has agreed to issue a new warrant to the financial institution to purchase shares of the Company's common stock. The number of shares of common stock to be issued shall be equal to 2.0% of the fully diluted equity interests of the Company as of that date (inclusive of the new warrant). The exercise price per share of the new warrant shall be 80.0% of the Equity Event price per share. The terms of the warrant are otherwise substantially the same as the warrants previously issued to the financial institution.

SUPPLEMENTAL FINANCIAL INFORMATION

Selected Quarterly Financial Results (Unaudited)

The following table sets forth selected consolidated quarterly results of operations for the years ended December 31, 2018 and 2017 (in thousands, except per share amounts):

	Quarters Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Net revenues	$2,027	$2,052	$1,984	$1,754
Gross loss	$(946)	$(2,217)	$(1,240)	$(602)
Operating loss	$(4,877)	$(6,673)	$(7,114)	$(6,035)
Net loss	$(5,296)	$(7,399)	$(7,583)	$(6,443)
Net loss per common share - basic and diluted	$(0.03)	$(0.06)	$(0.08)	$(0.07)
Shares used in per common share computations - basic and diluted	185,906	126,327	95,993	95,943

	Quarters Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Net revenues	$1,789	$1,159	$701	$257
Gross loss	$(1,037)	$(479)	$(1,995)	$(1,773)
Operating loss	$(7,231)	$(5,802)	$(8,038)	$(7,332)
Net loss	$(7,664)	$(5,999)	$(8,022)	$(7,298)
Net loss per common share - basic and diluted	$(0.08)	$(0.06)	$(0.08)	$(0.08)
Shares used in per common share computations - basic and diluted	95,907	95,896	95,890	87,432

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded no such changes during the quarter ended December 31, 2018 materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

On February 22, 2019, the Company and Oxford Finance LLC ("Oxford") entered into the fifth amendment to the loan and security agreement (the "Fifth Amendment"), pursuant to which certain future financial convents were agreed. In addition, in the event the Company is able to complete a capital funding with gross proceeds of not less than $12.5 million ("Equity Event"), Oxford agreed to extended the interest-only payment period by an additional twelve (12) months, with principal payments commencing in January 2021, due in 20 equal principal installments (instead of 32 months), together with accrued interest.

In connection with the Fifth Amendment, within five business days following the last closing of the Equity Event, the Company has agreed to issue a new warrant to Oxford to purchase shares of the Company's common stock. The number of shares of common stock to be issued shall be equal to 2.0% of the fully diluted equity interests of the Company as of that date (inclusive of the new warrant). The exercise price per share of the new warrant shall be 80.0% of the Equity Event price per share. The terms of the warrant are otherwise substantially the same as the warrants previously issued to the Oxford.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2018, specifically:

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

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2018.

			Options, Warrants
	Number of	Exercise	and Rights
	Options	Price	Available
Plan Category	Outstanding(2)	per Share	For Grant(1)
Equity compensation plans approved by security holders	16,082,044	$0.22	5,289,461
Equity compensation plans not approved by security holders	—	—	—
Total	16,082,044	$0.82	5,289,461

(1)

Consists of 5,289,461 shares of our Common Stock available for issuance under our 2015 Equity Incentive Plan and no shares of our Common Stock available for future issuance under our 2005 Equity Incentive Plan which was superseded by our 2015 Equity Incentive Plan.

(2)	Includes options to purchase 14,376,488 shares of our Common Stock issued under our 2005 and 2015 Equity Incentive Plan and warrants to purchase 1,705,556 shares of our Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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
See Index to Consolidated Financial Statements in Item 8 on page 35 of this Annual Report on Form 10-K.
(2)	Consolidated Financial Statement Schedule.

All schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits.
See Exhibit Index below of this Annual Report on Form 10-K, which is incorporated by reference here.

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-12G	000-55781	3.1	May 1, 2017
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-55781	3.2	October 31, 2018
3.3	Amended and Restated By-Laws	10-12G	000-55781	3.2	May 1, 2017
4.1	Reference is made to Exhibits 3.1 3.2 and 3.3
10.1	2005 Equity Incentive Plan, as amended	10-12G	000-5578	10.1	May 1, 2017
10.2	Form of 2005 Equity Incentive Plan Stock Option Agreement	10-12G	000-5578	10.2	May 1, 2017
10.3	2015 Equity Incentive Plan and Australian Sub-Plan, as amended	10-12G	000-5578	10.3	May 1, 2017
10.4	Form of 2015 Equity Incentive Plan Stock Option Agreement	10-12G	000-5578	10.4	May 1, 2017
10.5	License Agreement, dated March 9, 2005, between AirXpanders, Inc. and Shalon Ventures, Inc.	10-12G	000-5578	10.7	May 1, 2017
10.6	First Amendment to License Agreement, dated March 9, 2009, between AirXpanders, Inc. and Shalon Ventures, Inc.	10-12G	000-5578	10.8	May 1, 2017
10.7	Second Amendment to License Agreement, dated January 9, 2012, between AirXpanders, Inc. and Shalon Ventures, Inc.	10-12G	000-5578	10.9	May 1, 2017
10.8	Third Amendment to License Agreement, dated January 15, 2014, between AirXpanders, Inc. and Shalon Ventures, Inc.	10-12G	000-5578	10.10	May 1, 2017
10.9	Standard Industrial Lease, dated July 14, 2010, between AirXpanders, Inc. and McCandless Limited	10-12G	000-5578	10.11	May 1, 2017
10.10	First Amendment to Lease, dated May 1, 2013, between AirXpanders, Inc. and McCandless Limited	10-12G	000-5578	10.12	May 1, 2017
10.11	Second Amendment to Lease, dated July 1, 2015, between AirXpanders, Inc. and McCandless Limited	10-12G	000-5578	10.13	May 1, 2017
10.12	Form of Indemnity Agreement between AirXpanders, Inc. and each of its directors and executive officers	10-K	000-5578	10.12	February 28, 2018
10.13**	Manufacturing and Supply Agreement, dated January 4, 2017, between AirXpanders, Inc. and Vention Medical Costa Rica, S.A.	10-12G/A	000-5578	10.15	June 16, 2017
10.14	Loan and Security Agreement between Registrant and Oxford Finance LLC dated August 4, 2017	10-Q	000-5578	10.1	August 9, 2017

10.15	Form of Warrants to Purchase Common Stock issued to Oxford Finance LLC on August 4, 2017	10-Q	000-5578	10.2	August 9, 2017
10.16*	Offer Letter, as amended and restated on November 6, 2017, between AirXpanders, Inc. and Scott Murcray	10-Q	000-5578	10.3	November 9, 2017
10.17*	Offer Letter, as amended and restated on November 21, 2017, between AirXpanders, Inc. and Scott Dodson	10-K	000-5578	10.17	February 28, 2018
10.18	Waiver and First Amendment to Loan and Security Agreement between Registrant and Oxford Finance LLC dated November 9, 2017	10-K	000-5578	10.18	February 28, 2018
10.19	Waiver and Second Amendment to Loan and Security Agreement between Registrant and Oxford Finance LLC dated April 26, 2018	10-Q	000-5578	10.1	July 31, 2018
10.20	Form of Warrants to Purchase Common Stock issued to Oxford Finance LLC on April 26, 2018	10-Q	000-5578	10.2	July 31, 2018
10.21*	Amendment to Offer Letter Agreement between Company and Mr. Scott Murcray to April 10, 2018	10-Q	000-5578	10.3	July 31, 2018
10.22*	Separation Agreement between Company and Mr. Scott Dodson dated April 19, 2018	10-Q	000-5578	10.4	July 31, 2018
10.23*	Letter between Company and Mr. Frank Grillo dated June 9, 2018	10-Q	000-5578	10.5	July 31, 2018
10.24	Third Amendment to Loan and Security Agreement between Company and Oxford Finance LLC dated June 5, 2018	10-Q	000-5578	10.6	July 31, 2018
10.25	Waiver and Fourth Amendment to Loan and Security Agreement between Company and Oxford Finance LLC dated July 30, 2018	10-Q	000-5578	10.7	July 31, 2018
10.26*	Form of Option Agreement between Company and Frank Grillo dated October 2018					X
10.27	Form of Warrants to Purchase Common Stock issued to Oxford Finance LLC on September 7, 2018					X
23.1	Consent of SingerLewak LLP Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (Contained on Signature Page)					X
31.1	Certification of Frank Grillo, principal executive officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Scott Murcray, principal financial officer and principal accounting officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1

Certification of Frank Grillo, principal executive officer of the Registrant, and Scott Murcray, principal financial officer and principal accounting officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

AirXpanders, Inc. (Registrant)

	By:	/s/ Scott Murcray
		Name:	Scott Murcray
Date: February 27, 2019		Title:	Chief Financial Officer and Chief Operating Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Francis Grillo and Scott Murcray, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank Grillo	President and Chief Executive Officer and Director	February 27, 2019
Frank Grillo	(Principal Executive Officer)

/s/ Scott Murcray	Chief Financial Officer and Chief Operating Officer	February 27, 2019
Scott Murcray	(Principal Financial Officer and Principal Accounting Officer)

/s/ Barry Cheskin	Chairman of the Board of Directors	February 27, 2019
Barry Cheskin

/s/ Gregory Lichtwardt	Director	February 27, 2019
Gregory Lichtwardt

/s/ Dennis Condon	Director	February 27, 2019
Dennis Condon

/s/ Elizabeth Hammack	Director	February 27, 2019
Elizabeth Hammack

/s/ Zita Peach	Director	February 27, 2019
Zita Peach