Form 10-K/A
period 2018-12-31
AIRXPANDERS INC
filed 2019-04-26
CIK 1387156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Form Amendment No. 1)

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

The number of shares of the Registrant’s Class A Common Stock (“Common Stock”) outstanding as of February 15, 2019 was 186,153,283.

EXPLANATORY NOTE

AirXpanders, Inc., sometimes referred to as "we," "our" or the "Company," is filing this Amendment No. 1 on Form 10-K/A, or this Amendment, to its Annual Report on Form 10-K for the year ended December 31, 2018, originally filed on February 27, 2019, or the Original Report, for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after the our fiscal year-end. We are filing this Amendment to provide information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, Part III, Items 10 through 14 of the Original Report are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Report is hereby amended and restated in its entirety, with the only changes being the addition of the new certifications by our principal executive officer and principal financial officer filed herewith. This Amendment does not amend or otherwise update any other information in the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and with our filings with the Securities and Exchange Commission subsequent to the Original Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information About Our Board of Directors

The Company's Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide that the Board of Directors of the Company (the "Board" or "Board of Directors") shall be divided into three classes, each class being as equal in number as reasonably possible; designated: Class I, Class II and Class III. Each class has a three-year term. Mr. Dennis Condon and Ms. Elizabeth Hammack were elected as Class II directors at the 2017 Annual Meeting. Mr. Barry Cheskin was elected as a Class III director at the 2018 Annual Meeting. Mr. Frank Grillo was appointed as a Class III director in June 2018, at the time of his employment as the President and CEO of the Company.

The following table sets forth the current names, ages and positions of our directors:

Name	Age	Position
DIRECTORS:
Barry Cheskin	58	Non-executive Chairman of the Board
Dennis Condon	70	Non-executive director
Frank Grillo	56	President and CEO, and Executive director
Elizabeth Hammack	63	Non-executive director
Gregory Lichtwardt	64	Non-executive director
Zita Peach	54	Non-executive director

The biography of each of the directors below contains information regarding the person's business experience, director positions held currently or at any time during the last five years, and the experiences, qualifications, attributes and skills that caused the nominating and corporate governance committee and our Board to determine that the person should serve as a director, given our business and structure.

Class III Directors (Term Expiring at the 2021 Annual Meeting)

Barry Cheskin — Non-executive Chairman of the Board

Barry Cheskin is a co-founder of AirXpanders and the Chairman of the Board. He was appointed to the Board in December 2006. He is also a member of the Nomination and Remuneration Committee. Mr. Cheskin has 30 years of experience, primarily in the general management of medical device enterprises in the U.S. Mr. Cheskin is a co-founder of PowerVision, Inc., a medical device company, which he has led since 2004. Mr. Cheskin holds a B.S. degree in Mechanical Engineering from MIT in Cambridge, Massachusetts, a M.S. degree in Mechanical Engineering from Stanford University, Stanford, California as well as an MBA degree from Columbia University in New York. Mr. Cheskin is qualified to serve on our board because he is intimately familiar with AirXpanders’ business and industry, capable of effectively identifying strategic priorities and defining AirXpanders’ strategic objectives.

Frank Grillo — President & CEO, and Executive Director

Frank Grillo joined AirXpanders as President and Chief Executive Officer, as well as an Executive Director, in June 2018. Prior to AirXpanders, Mr. Grillo was most recently the Chief Executive Officer of MRI Interventions, Inc., which he joined in October 2014 as President, and became Chief Executive Officer effective January 2015 and a member of the Board of Directors in April 2015. Prior to that, Mr. Grillo served as Vice President, Marketing and New Business Development of Intuitive Surgical, Inc., a publicly-traded medical technology company, from August 2008. Before joining Intuitive Surgical, Mr. Grillo worked for Kyphon Inc. from February 2006 to June 2008, most recently as Vice President, Marketing and Business Development. Kyphon was a publicly-traded medical technology company prior to its acquisition by Medtronic, Inc. in November 2007. Prior to Kyphon, from September 1996 to January 2006, Mr. Grillo held various positions at Boston Scientific Corporation, most recently as Vice President, Marketing, Women's Health, Urology/Gynecology Division. Mr. Grillo holds a B.S. degree in chemical engineering from Tufts University, and a M.B.A from the Kellogg School of Management at Northwestern University. Mr. Grillo's qualifications to serve as a director include his over 20 years of experience in key executive roles within the medical device technology area and his extensive senior executive management experience.

Class II Directors (Term Expiring at the 2020 Annual Meeting)

Dennis Condon — Non-executive Director

Dennis Condon was appointed as a non-executive director of AirXpanders in August 2012. He is a member of the Audit and Risk Committee, and the Nomination and Remuneration Committee. Mr. Condon has over 35 years of experience in key executive roles in the plastic surgery market, including as the former president of Mentor Aesthetics from 1991 to 1998, one of the two largest global implant manufacturers. Mr. Condon served as President and Chief Business Officer of BioForm Medical from 2007 to 2010 when Merz acquired BioForm Medical.  From 2010 to 2013, he served as CEO and President of Merz Aesthetics, Inc. Mr. Condon has served as the CEO and President of Nuvesse Skin Therapies, a venture-backed cosmeceutical skincare company from 2013 to 2016. Since 2016, Mr. Condon has been providing consulting services to other healthcare-focused entities and serves as a board member for various medical companies including the Board of Establishment Labs (Nasdaq: ESTA) and as Executive Chairman of Suneva Medical. Mr. Condon has a B.S. degree in Biological Sciences from the University of California, Davis. Mr. Condon’s qualifications to serve as a director include his 30 years of experience in key executive roles in the plastic surgery market and his extensive senior executive management experience.

Elizabeth (Liz) Hammack — Non-executive Director

Liz Hammack was appointed as a non-executive director of AirXpanders in May 2017 and is a member of the Audit and Risk Committee. Ms. Hammack has over 30 years of experience in senior executive roles in medical device industry manufacturing, global supply chain management, product development and technology development. Ms. Hammack is currently the Oregon Operations Leader for TE Connectivity Medical Business unit, responsible for two sites supporting the medical device industry as a strategic contract manufacturing partner. Ms. Hammack held several roles at Medtronic plc, a medical technology, services and solutions company, between 2000 and 2015 leading end-to-end supply chain functions. Most recently, Ms. Hammack was Vice President of Operations and Manufacturing for the Atrial Fibrillation Solutions business, where she led the global end-to-end supply chain functions. Ms. Hammack also served as VP of Implantable Manufacturing for Cardiac Rhythm Disease Management and VP of the Medtronic Energy and Component Center (MECC). Ms. Hammack also led the Vascular Manufacturing Organization. Before joining Medtronic, Ms. Hammack held roles in the medical device industry at Advanced Cardiovascular Systems/Guidant, Conceptus and Heartport. She is currently volunteering on the Industry Advisory Board for Oregon State University School of Mechanical, Industrial and Manufacturing Engineering. Ms. Hammack holds a B.S. degree in Industrial Engineering from Oregon State University. Ms. Hammack's qualifications to serve as a director include her 30 years of experience in key executive roles in medical device industry manufacturing, global supply chain management, product development and technology development.

Class I Directors (Term Expiring at the 2019 Annual Meeting)

Gregory Lichtwardt — Non-executive Director

Gregory Lichtwardt was appointed as a non-executive director of AirXpanders in May 2016 and is the chair of the Audit and Risk Committee. Mr. Lichtwardt has more than 30 years in corporate financial management with over 20 years in executive financial leadership. From 2013 to 2015, Mr. Lichtwardt served as Executive Vice President, Operations and Chief Financial Officer at Accuray, a manufacturer of tumor treatment solutions. From 2003 to 2013, Mr. Lichtwardt was Executive Vice President, Operations and Chief Financial Officer at Conceptus, Inc., a manufacturer of minimally invasive devices for reproductive medical applications. He also served as a member of the board of directors and chair of the audit committee at Biolase Inc., a manufacturer of laser systems for dentistry and medicine, from 2010 to 2013. Mr. Lichtwardt holds a B.S. degree in business administration from the University of Michigan, an MBA degree from Michigan State University and is also a certified management accountant. Mr. Lichtwardt's qualifications to serve as a director include his more than 30 years of experience in corporate financial management with over 20 years in executive financial leadership.

Zita Peach — Non-executive Director

Zita Peach was appointed as a non-executive director of AirXpanders in May 2016 and is the chair of the Nomination and Remuneration Committee. Ms. Peach has over 25 years of executive experience with multi-disciplinary skills across international markets, including commercialization of products and technologies, sales, marketing, licensing and mergers and acquisitions. Ms. Peach’s previous executive roles include Managing Director for Australia and New Zealand, and Executive Vice President for South Asia Pacific, at Fresenius Kabi, a leading provider of pharmaceutical products and medical devices to hospitals, as well as Vice President of Business Development, R&D at CSL Limited (ASX: CSL). She is also currently non-executive director of four other ASX listed companies, including Starpharma Holdings Limited since 2011, Monash IVF Group Limited since 2016, Visioneering Technologies Inc. since 2017 and Pacific Smiles Group Limited since 2017. Ms. Peach also serves on the not for profit board, Hudson Institute for Medical Research. Ms. Peach holds a B.S. degree in immunology from the University of Melbourne, Australia and is a Fellow of the Australian Institute of Company Directors and a Fellow of the Australian Marketing Institute. Ms. Peach's qualifications to serve as a director include her 25 years of executive experience with multi-disciplinary skills across international markets, including commercialization of products and technologies, sales, marketing, licensing and mergers and acquisitions, and her experience with Australian public companies.

BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

Board Structure

During 2018, Mr. Barry Cheskin served as the Chairman of the Board and, since commencement of his employment in June 2018, Mr. Frank Grillo has served as the President, Chief Executive Officer and a director of AirXpanders. Mr. Scott Dodson served as the President, Chief Executive Officer and a director of AirXpanders, prior to his resignation on April 6, 2018 (California time). We believe that having a separate Chairman and Chief Executive Officer is appropriate and is consistent with corporate governance best practices. Because of his involvement since the founding of AirXpanders, Mr. Cheskin is intimately familiar with AirXpanders’ business and industry, and very capable of effectively identifying strategic priorities, leading discussions of the Board of Directors and defining AirXpanders’ strategic objectives. The Board determined that Mr. Cheskin is an independent member of the Board under the Nasdaq listing rules, but is not an independent member of the Board for the purposes of the ASX Corporate Governance Principles and Recommendations.

The Chief Executive Officer is the individual selected by the Board to manage AirXpanders on a day-to-day basis, and his or her prior experience and direct involvement in AirXpanders’ operations allow him or her to provide valuable insights with respect to strategic planning and the operational requirements to meet AirXpanders’ short- and long-term objectives. AirXpanders’ independent directors bring experience, oversight and expertise from outside the company and industry.

The Board’s Role in Risk Oversight

One of the Board’s primary responsibilities is reviewing AirXpanders’ strategic plans and objectives, including oversight of the principal risk exposures of the company. The Board’s role in risk oversight includes receiving reports from senior management and the Audit and Risk Committee on a regular basis regarding material risks faced by the Company and applicable mitigation strategies and activities. The reports detail the effectiveness of the risk management program and identify and address material business risks such as technological, strategic, business, operational, financial, human resources and legal/regulatory risks. The Board and its committees (described below) consider these reports, discuss matters with management and identify and evaluate any potential strategic or operational risks, and appropriate activity to address those risks. The Board exercises direct oversight of strategic risks to AirXpanders and other risk areas not delegated to one of its committees, including business continuity and cybersecurity.

Board of Directors Meetings and Committees

The full Board of Directors met eight times during the year ended December 31, 2018. During the year ended December 31, 2018, all directors attended at least 75% of the aggregate number of meetings of the Board of Directors and meetings of committees on which they served. The standing committees of the Board of Directors include an Audit and Risk Committee and a Nomination and Remuneration Committee.

Directors are encouraged to attend the annual meeting of stockholders. All members of the Board of Directors, then in office, attended the 2018 Annual Meeting, either in person or by telephone.

The Board of Directors has determined that all of its directors meet the independence requirements of the Nasdaq Stock Market, with the exception of Mr. Frank Grillo, due to his position as our President and Chief Executive Officer.

The Board has a standing Audit and Risk Committee, and Nomination and Remuneration Committee. The following table provides membership and meeting attendance information for fiscal 2018 for each of the Board standing committees:

Name	Audit and Risk	Nomination and Remuneration
Barry Cheskin		5
Dennis Condon	7	5
Elizabeth Hammack	7
Gregory Lichtwardt*	7
Zita Peach*		5
Total meetings - fiscal 2018	7	5

*Chair of the committee

Audit and Risk Committee

The Audit and Risk Committee of the Board of Directors oversees our financial reporting, our internal audit and control functions, the results and scope of the annual audit and quarterly reviews conducted by our independent registered public accounting firm, and our compliance with legal matters that may have a significant impact on our financial reports. In addition, the Audit and Risk Committee has the responsibility to consider and recommend the engagement of, and to review and approve fee arrangements with, our independent registered public accounting firm. The Audit and Risk Committee also monitors transactions between AirXpanders and our officers and directors for any potential conflicts of interest and assists the Board of Directors in its risk oversight role.

The Board of Directors has determined that each member of our Audit and Risk Committee is “independent” within the meaning of the rules of the Securities and Exchange Commission and the Nasdaq listing rules, and has the qualifications or previous experience to be able to read and understand financial statements. Further, the Board of Directors has determined that of Mr. Lichtwardt, Chair of the Audit and Risk Committee, qualifies as an “audit committee financial expert,” as such term is used in the Securities and Exchange Commission rules.

The report of the Audit and Risk Committee is included at the end of the “Corporate Governance” section of this Proxy Statement. The Board of Directors has adopted a written Audit and Risk Committee Charter, which is available on our website at http://www.airxpanders.com/corporate_governance.php.

Nomination and Remuneration Committee

The Nomination and Remuneration Committee has overall responsibility for establishing processes for the identification of suitable candidates for appointment to the Board, establishing processes for reviewing the performance of individual directors, the Board as a whole, and Board committees; determining the executive remuneration policy; determining the non-executive director and remuneration policy; and reviewing and approving all equity based incentive plans.

Each current member of our Nomination and Remuneration Committee is a “non-employee” director within the meaning of Rule 16b-3 of the Exchange Act. The Board of Directors has determined that each of the directors serving on our Nomination and Remuneration Committee is “independent” within the meaning of the Nasdaq listing rules as currently in effect, although Mr. Cheskin is not independent for the purposes of the ASX Corporate Governance Principles and Recommendations.

The Board of Directors has adopted a written Nomination and Remuneration Committee Charter, which is available on our website at http://www.airxpanders.com/corporate_governance.php.

Remuneration Policy

The Company has a Remuneration Policy approved by the Board which sets out the short term and long term strategy for the remuneration of the non-executive directors, the Chief Executive Officer and the executive team.  The Company’s remuneration strategy aims to:

●

attract and retain exceptional people to lead and manage the Company and to support the internal development of executive talent within the Company, recognizing that the Company is operating in a global industry environment;

●	drive sustainable growth and returns to stockholders;
●	motivate and reward superior performance by the executive team whilst aligning the interests of stockholders; and
●	comply with the law and high standards of governance.

The Remuneration Policy includes detail in relation to the Company’s approach to remuneration benchmarking, director and executive performance review processes and the framework upon which key performance indicators for short and long term awards are set. The Company’s strategy is to remunerate its executives with a total remuneration package that includes base salary, and clearly delineated short and long-term variable incentives.  All cash and equity awards are subject to the achievement of either key performance indicators or stock price growth targets.  The Board is committed to setting incentive targets that are aligned to the Company’s short and long-term performance objectives and that are appropriate to the Company’s circumstances, goals and risk appetite.

Remuneration processes and procedures

Typically, the Nomination and Remuneration Committee meets at least two times annually to discuss compensation for directors and officers. The agenda for each meeting is usually developed by the Chair of the Nomination and Remuneration Committee. The Nomination and Remuneration Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Nomination and Remuneration Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Nomination and Remuneration Committee meetings to determine or recommend the amount or form of executive and director compensation. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Nomination and Remuneration Committee regarding his compensation or individual performance objectives. The Nomination and Remuneration Committee has full access to all books, records, facilities and personnel of the Company. In addition, under the charter, the Nomination and Remuneration Committee may, with the prior approval of the Chairman of the Board, instruct the Chief Executive Officer to engage such other independent advisers in relation to any matter pertaining to the responsibilities of the Committee, as the Committee may require. The Nomination and Remuneration Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising the Committee. In particular, the Nomination and Remuneration Committee will have the authority to retain compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. The Nomination and Remuneration Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the Committee.

Considerations in Evaluating Director Nominees

The Nomination and Remuneration Committee believes that candidates for director should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. The Nomination and Remuneration Committee also intends to consider such factors as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of the Company, demonstrated excellence in his or her field, having the ability to exercise sound business judgment and having the commitment to rigorously represent the long-term interests of the Company’s stockholders. However, the Nomination and Remuneration Committee retains the right to modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board, the operating requirements of the Company and the long-term interests of stockholders. In conducting this assessment, the Nomination and Remuneration Committee typically considers diversity, age, skills and such other factors as it deems appropriate, given the current needs of the Board of Directors and the Company, to maintain a balance of knowledge, experience and capability.

In the case of incumbent directors whose terms of office are set to expire, the Nomination and Remuneration Committee reviews these directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. The Committee also takes into account the results of the Board’s self-evaluation, conducted annually on a group and individual basis. In the case of new director candidates, the Nomination and Remuneration Committee also determines whether the nominee is independent for ASX and Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations, the ASX Corporate Governance Principles and Recommendations and the advice of counsel, if necessary. The Nomination and Remuneration Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nomination and Remuneration Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board of Directors. The Nomination and Remuneration Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board by majority vote.

Stockholder Recommendations for Nominations to Our Board

The Nomination and Remuneration Committee will consider director candidates recommended by stockholders. The Nomination and Remuneration Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nomination and Remuneration Committee to become nominees for election to the Board may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: AirXpanders, Inc., 3047 Orchard Parkway, San Jose, California 95134, at least 120 days prior to the anniversary date of the mailing of the Company’s proxy statement for the last Annual Meeting of Stockholders. Submissions must include the full name of the proposed nominee, a description of the proposed nominee’s business experience for at least the previous five years, complete biographical information, a description of the proposed nominee’s qualifications as a director and a representation that the nominating stockholder is a beneficial or record holder of the Company’s stock and has been a holder for at least one year. Any such submission must be accompanied by the written consent of the proposed nominee to be named as a nominee and to serve as a director if elected.

Stockholder Communication Policy

We have established a formal process for stockholders to send communications to the Board of Directors or to individual directors. The names of all directors are available to stockholders in this Proxy Statement. Stockholder communications may be submitted in writing to AirXpanders, Inc., 3047 Orchard Parkway, San Jose, California 95134, Attention: Company Secretary. Australian stockholder communications may be submitted in writing to AirXpanders’ Australian registered office at level 13, 41 Exhibition Street, Melbourne, Victoria 3000 Attention: Australian Secretary. If we receive any stockholder communication intended for the full Board of Directors or any individual director, we will forward the communication to the full Board of Directors or the individual director, unless the communication is clearly of a marketing nature or is unduly hostile, threatening, illegal or similarly inappropriate.

Code of Conduct

As recommended by the ASX Corporate Governance Principles and Recommendations, we have established a code of conduct for all of our directors, officers and employees. We have adopted a Code of Conduct that applies to all of our employees, including our chief executive officer and chief financial and accounting officers. The text of the Code of Conduct is posted on our website at http://www.airxpanders.com/corporate_governance.php and to any stockholder otherwise requesting a copy.  Amendments to the Code of Conduct, and any waivers from the Code of Conduct granted to our directors or executive officers, will be made available through our website as they are adopted. Accordingly, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct by posting such information on our website at www.airxpanders.com.

Other Corporate Governance Policies

We have also adopted the following policies, each of which is available on our website at http://www.airxpanders.com/corporate_governance.php:

•

Continuous Disclosure Policy – The Company needs to comply with the continuous disclosure requirements of the ASX Listing Rules and the Australian Corporations Act 2001 (Cth) to ensure the Company discloses to ASX any information concerning the Company which is not generally available and which a reasonable person would expect to have a material effect on the price or value of the CDIs. As such, this policy sets out certain procedures and measures which are designed to ensure that the Company complies with its continuous disclosure obligations.

•	Risk Management Policy – This policy is designed to assist the Company to identify, assess, monitor and manage risks affecting the Company’s business.

•

Securities Trading Policy – This policy is designed to maintain investor confidence in the integrity of the Company’s internal controls and procedures and to provide guidance on avoiding any breach of the insider trading laws in both Australia and the United States.

•	Diversity Policy – This policy sets out the Company’s objectives for achieving diversity amongst its employees.

Director Compensation

Director Compensation Policy

The Board seeks to set non-executive directors’ fees at a level which provides the Company with the ability to attract and retain non-executive directors of the highest caliber with relevant professional expertise and reflect the demands which are made on, and the responsibilities of, the non-executive directors, whilst incurring a cost which is acceptable to stockholders. Under the ASX Listing Rules, the total amount paid to all directors for their services must not exceed in aggregate in any fiscal year the amount fixed by AirXpanders at its annual meeting. This amount has been fixed at $300,000 (US dollars).

Non-executive director’s fees and the aggregate fee pool are reviewed annually by the Nomination and Remuneration Committee against fees paid to non-executive directors in comparable companies within the medical device sector, and stage of commercialization in the broader ASX-listed market. The Chairman’s fees are determined by the Nomination and Remuneration Committee based on the same role in comparable companies within the medical device sector and relevant companies in the broader ASX-listed market. The Chairman does not participate in the review of his own fees.

Non-executive directors do not receive bonuses or any performance-related remuneration during the financial year.

Non-executive director fees are currently structured in two parts with a portion paid in cash and a portion issued as stock options (in lieu of cash).  The Board considers that it is appropriate to remunerate non-executive directors with equity securities (rather than paying non-executive director fees entirely in cash) due to the Company’s early stage of commercialization and focus on minimizing cash outlays.

Statutory superannuation contributions are required under the Australian superannuation guarantee legislation to be paid on any fees paid to the Australian resident director. There are no retirement allowances paid to non-executive directors.

For 2019 and 2018, the Board of Directors approved annual cash compensation levels (in US dollars) for non-executive board members and committee chairs were as follows:

•	Chairman of the Board — $106,000;

•	Non-executive independent director — $28,325;

•	Audit and Risk Committee Chair — an additional $10,300; and

•	Nomination and Remuneration Committee Chair — an additional $10,300.

The payments are in US dollars and will take effect from the day of this Annual Meeting. All Board members may be reimbursed for travel and other expenses incurred in attending to AirXpanders’ affairs.

As a result of our listing on the ASX, all equity grants to directors (executive and non-executive) are subject to stockholder approval under the ASX Listing Rules. On May 22, 2018 (Australian Eastern Standard Time), the stockholders approved the following grants to our non-executive board members: Mr. Cheskin, Mr. Condon, Mr. Lichtwardt, Ms. Hammack and Ms. Peach each received an award of options to purchase 83,837 Shares (equivalent to 251,511 CDIs).

Unless otherwise specified by our Board or the Nomination and Remuneration Committee at the time of grant, all options granted have an exercise price equal to the fair market value of the Shares as determined pursuant to the 2015 Equity Incentive Plan ("2015 Plan") on the date of grant (based on the closing price of our CDIs on ASX).

The following table shows the total compensation paid during the fiscal year ended December 31, 2018 to each of our non-executive directors, which does not include Mr. Grillo and Mr. Dodson, each of whom did not receive compensation for his service as a director:

	Fees earned or paid in cash (US$)	Options Awards (US$)(1)(2)	Total (US$)
Barry Cheskin(3)	$104,500	$6,823	$111,323
Dennis Condon(4)	$27,913	$6,823	$34,736
Elizabeth Hammack(5)	$27,913	$6,823	$34,736
Gregory Lichtwardt(6)	$38,063	$6,823	$44,886
Zita Peach(7)	$38,063	$6,823	$44,886

(1)

The amounts in the “Option Awards” column reflect the aggregate grant date fair value of option awards granted for financial reporting purposes and computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. A discussion of the assumptions used to determine the grant date fair value of the options may be found in “Note 12 — Stock-based Compensation” in the notes to our consolidated financial statements included elsewhere in this registration statement.

(2)

On May 22, 2018 (Australian Eastern Standard Time), stockholders approved an award to all continuing non-executive directors of options to purchase 83,837 Shares (equivalent to 251,111 CDIs). These stock options vest monthly over a one year period commencing on the date of grant.

(3)	At December 31, 2018, Mr. Cheskin had 520,391 outstanding options to purchase Shares.
(4)	At December 31, 2018, Mr. Condon had 259,248 outstanding options to purchase Shares.
(5)	At December 31, 2018, Ms. Hammack had 133,787 outstanding options to purchase Shares.
(6)	At December 31, 2018, Mr. Lichtwardt had 168,787 outstanding options to purchase Shares. Mr. Lichtwardt received cash compensation for serving as chair of the Audit and Risk Committee.
(7)	At December 31, 2018, Ms. Peach had 168,787 outstanding options to purchase Shares. Ms. Peach received cash compensation for serving as chair of the Nomination and Remuneration Committee.

Executive Officers

Set forth below is biographical information for our Executive Officers.

The biographical information of Frank Grillo, our President and Chief Executive Officer, is located with the other Director biographies above.

Scott Murcray — Chief Financial Officer and Chief Operating Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulations to furnish AirXpanders with copies of all Section 16(a) forms that they file. Based solely on our review of the copies of such form received by us or written representations from certain reporting persons, we believe that our executive officers and directors have complied with all applicable filing requirements, except for the Form 4 specified below. AirXpanders assists our executive officers and directors in the preparation and filing of Forms 4, and generally files the Forms 4 on behalf of our directors and executive officers using the powers of attorney given to certain executive officers of AirXpanders by our executive officers and directors delegating the authority to make the filings. The purchase of shares that occurred on October 25, 2018 by Mr. Barry Cheskin was reported on a Form 4 filed on November 27, 2018.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table shows the total compensation paid during the fiscal years ended December 31, 2018 and 2017 to our three named executive officers: (1) our president and chief executive officer, (2) our former president and chief executive officer, and (3) our chief financial officer and chief operating officer.

Name and Principal Position	Year	Salary (US$)	Options Awards (US$)(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total (US$)
Frank Grillo(6)	2018	$250,673	$879,140	$82,721	$1,500	$1,214,034
President and Chief Executive Officer

Scott Dodson(4)(5)	2018	$104,884	$-	$-	$190,862	$295,746
Former President and Chief Executive Officer	2017	$392,958	$135,351	$40,425	$1,500	$570,234

Scott Murcray(7)(8)	2018	$320,500	$601,461	$55,148	$1,500	$903,609
Chief Financial Officer and Chief Operating Officer	2017	$271,667	$10,567	$19,110	$1,500	$302,844

(1)

The amounts in the “Option Awards” column reflect the aggregate grant date fair value of option awards granted for financial reporting purposes and computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 718, Compensation — Stock Compensation. In each case, the aggregate grant date fair value of the option awards disregards an estimate of forfeitures. A discussion of the assumptions used to determine the grant date fair value of the options may be found in “Note 12 — Stock-based Compensation” in the notes to our consolidated financial statements included elsewhere in this registration statement.

(2)	Represents the amount of STI, further described under “Bonuses for Executive Officers” below. Mr. Dodson was not eligible for bonus payments in 2018 due to his resignation in April 2018.
(3)	With the exception of Mr. Dodson and Mr. Murcray in 2018, represents an employer match for contributions to salary deferral plan under Section 401(k) of Internal Revenue Code.
(4)	All other compensation for 2018 includes $189,362 of severance payments and $1,500 for an employer match for contributions to salary deferral plan under Section 401(k) of Internal Revenue Code.
(5)	Mr. Dodson resigned his position as President and Chief Executive Officer in April 2018.
(6)	Mr. Grillo commenced employment in June 2018.
(7)

The amount in the "Option Awards" for 2018 includes the aggregate grant date fair value of options awarded in 2018 in addition to the incremental fair value of options exchanged in December 2017 in conjunction with the stockholder approved stock option exchange program described below.

(8)

From April 2018 until June 2018, the Board appointed Mr. Murcray as Interim President and Chief Executive Officer. During the term of his appointment, Mr. Murcray's annual base salary was adjusted to $397,000.

2018 Bonuses for Executive Officers

On February 13, 2019, the Board, following a recommendation from the Nomination and Remuneration Committee, approved the 2018 short-term incentive (“STI”) and long-term incentive (“LTI”) bonuses as follows:

Executive Officer	Title	2018 STI	2018 LTI
Frank Grillo	President and Chief Executive Officer	$82,721	$28,020
Scott Murcray	Chief Financial Officer and Chief Operating Officer	$55,148	$23,350

The 2018 STI is payable in cash. The 2018 LTI is payable in stock options to purchase Class A Common Stock.  The number of stock options issued shall be subject to Board approval, based on the fair value of the Class A Common Stock on the date of grant using the Black Scholes option pricing model, and granted subsequent to the issuance of the Company’s 2018 financial statements. On March 4, 2019, the Board approved a stock option grant to Mr. Murcray to purchase 500,000 Shares in settlement of the 2018 LTI award. The options vest 25% after one year, with the remaining balance vesting 1/36 per month for 36 months, for a total vesting period of 4 years, so long as the executive officer is an employee of the Company at the date each tranche of options vest. In the case of Mr. Grillo, the issuance of the stock options is subject to stockholder approval at the 2019 Stockholder Meeting and contingent on his continued employment.

Mr. Dodson was not eligible for a 2018 STI or LTI bonus due to his resignation in April 2018.

Stock Option Exchange Program

In November 2018, we commenced an option exchange program for its officers (excluding the Chief Executive Officer and President) and employees (the Option Exchange) to exchange certain stock options to purchase up to an aggregate of 2,754,025 shares of its common stock that had been granted to eligible holders, for an equal number of new stock options with a lower exercise price. At the closing of the Option Exchange in December 2018, eligible holders tendered an aggregate of 2,714,025 options for 2,714,025 new options to purchase shares of its common stock. Each new stock option was granted in December 2018, pursuant to the 2015 Plan with an exercise price per share of $0.07, which was the closing market price on the grant date of the new options. The exchange of stock options was treated as a modification for accounting purposes and resulted in an incremental expense of $0.1 million, which was calculated using the Black-Scholes option pricing model. The incremental expense together with the unamortized expense remaining on the unvested options exchanged is being amortized over the vesting period of the new options. Mr. Grillo was excluded from the Option Exchange program. Mr. Dodson was not eligible as he was not an employee at the time of the Option Exchange program. Mr. Murcray tendered an aggregate of 950,598 options and received in exchange an equal number of options with an exercise price per share of $0.07.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the number of shares covered by stock options held by each of the named executive officers as of the fiscal year ended December 31, 2018.

			Option Awards
			Number of Securities Underlying
			Unexercised Options		Option	Option
	Grant				Exercise	Expiration
Name	Date		Exercisable	Unexercisable	Price ($)	Date
Frank Grillo	10/26/2018	(1)	—	9,617,127	$0.14	10/25/2028
Scott Murcray	12/7/2018	(2)(3)	—	950,598	$0.07	12/6/2028
Scott Dodson	N/A	(4)	—	—	$—	—

(1)

This option granted outside of its equity plans and began vesting on June 11, 2018. The shares subject to this option vest 25% on the one year anniversary date and in equal monthly installments monthly over the remaining three years.

(2)

This option was granted pursuant to our 2015 Equity Incentive Plan (“2015 Plan”) and began vesting on December 7, 2018. The shares subject to this option vest in equal monthly installments monthly over four years.

(3)

On December 7, 2018, the Company canceled, pursuant to the Company's option exchange program, the following options: options granted on 8/15/16 for 143,634 shares and 96,366 shares; options granted on 2/21/2017 for 4,189 shares and 10,172 shares; options granted on 2/13/2018 for 73,186 shares and 526,814 shares; and options granted on 3/5/2018 for 17,859 shares and 78,378 shares. In exchange, Mr. Murcray received a new option of 950,598 shares having an exercise price of $0.07 per share.

(4)	All of Mr. Dodson's options were forfeited or expired, unexercised, in conjunction with his resignation in April 2018.

During the year ended December 31, 2018, no named executive officers exercised stock options.

Employment Agreements and Offer Letters

The following section summarizes the employment agreements and offer letters we have entered into with our named executive officers.

Frank Grillo

In June 2018, we entered into an offer letter with Frank Grillo to serve as our president and chief executive officer. Mr. Grillo's agreement provides for, among other things: (i) an annual base salary of $450,000, subject to annual review, and which has subsequently been increased to $463,500; (ii) an initial grant of incentive options such that his interest in AirXpanders amounted to 5.0% of our outstanding fully diluted stock on the grant date; and (iii) certain other benefits including health insurance and travel and other expense reimbursements under our expense policy. Furthermore, in the event of a change of control, 50% of all of Mr. Grillo's then-unvested options shall be deemed immediately vested and exercisable, and the remaining options shall vest equally each month over the following 12 months, provided Mr. Grillo makes himself reasonably available to provide services to the acquiring company. Under the Offer Letter, “cause” means (a) commission or conviction (including a guilty plea or plea of nolo contendere) of any felony or any other crime involving fraud, dishonesty or moral turpitude; (b) commission or attempted commission of or participation in a fraud or act of dishonesty or misrepresentation against the Company; (c) material breach of duties to the Company; (d) intentional damage to any property of the Company; (e) misconduct, or other violation of Company policy that causes harm; (f) material violation of any written and fully executed contract or agreement between Mr. Grillo and the Company, including without limitation, material breach of the Offer Letter, or of any Company policy, or of any statutory duty owed to the Company; or (g) conduct by Mr. Grillo which in the good faith and reasonable determination of the Company demonstrates gross unfitness to serve. In the first year of employment, if Mr. Grillo's employment is terminated by us other than for cause, upon execution of a release of claims in a form reasonably acceptable to us, he will receive six months of his then current base salary payable at our regular payroll periods. In addition, we shall make payments on his behalf for continuation of premiums for health insurance under Federal or State COBRA programs during this six month period. If after the first year of employment, he will receive nine months of his then current base salary and ongoing payments for continuation of health insurance. In addition to the above, in the event of a change of control, Mr. Grillo will be eligible to receive a bonus in connection with his continued employment through a change in control in the amount of 100% of your his annual base salary in effect as of the closing date of the change of control, less all applicable deductions and withholdings. If earned, such bonus will be paid within thirty days after the change of control closing date.

Scott Dodson

In September 2010, we entered into an offer letter with Scott Dodson to serve as our president and chief executive officer. Mr. Dodson’s agreement provided for, among other things: (i) an annual base salary of $310,000, subject to annual review, and which was subsequently increased to $397,000; (ii) an initial grant of incentive options pursuant to our 2005 Equity Incentive Plan such that his interest in AirXpanders amounted to 5.5% of our then outstanding fully diluted stock on his hire date; and (iii) certain other benefits including health insurance and travel and other expense reimbursements under our expense policy. Furthermore, 50% of Mr. Dodson’s outstanding stock options will vest immediately and be exercisable upon a change of control and the remainder of Mr. Dodson’s unvested shares shall vest over the succeeding twelve months based on his continued employment unless he is terminated before the end of those twelve months other than for cause, in which case all unvested shares shall vest immediately. If Mr. Dodson’s employment is terminated by us other than for cause, upon execution of a release of claims in a form reasonably acceptable to us, he will receive six months of his then current base salary payable at our regular payroll periods. In addition, we shall make payments on his behalf for continuation of premiums for health insurance under Federal or State COBRA programs.

On November 21, 2017, we entered into an amended and restated offer letter (the "Offer Letter") with Mr. Dodson.  Under the terms of the Offer Letter, in the event of a change of control, 50% of all of Mr. Dodson's then-unvested options shall be deemed immediately vested and exercisable, and the remaining options shall vest equally each month over the following 12 months, provided Mr. Dodson makes himself reasonably available to provide services to the acquiring company. Under the Offer Letter, “cause” means (a) commission or conviction (including a guilty plea or plea of nolo contendere) of any felony or any other crime involving fraud, dishonesty or moral turpitude; (b) commission or attempted commission of or participation in a fraud or act of dishonesty or misrepresentation against the Company; (c) material breach of duties to the Company; (d) intentional damage to any property of the Company; (e) misconduct, or other violation of Company policy that causes harm; (f) material violation of any written and fully executed contract or agreement between Mr. Dodson and the Company, including without limitation, material breach of the Offer Letter, or of any Company policy, or of any statutory duty owed to the Company; or (g) conduct by Mr. Dodson which in the good faith and reasonable determination of the Company demonstrates gross unfitness to serve. Additionally, the Offer Letter was revised to state that all post-termination benefits, including, but not limited to, severance, are subject to the execution of an acceptable release of claims form by Mr. Dodson. On April 6, 2018 (California time), Mr. Dodson provided notice of his resignation from all of his positions with the Company, including as the President and Chief Executive Office, and as a member of the Board of Directors, of AirXpanders, effective immediately.

On April 19, 2018, Company and Mr. Dodson entered into a Separation Agreement in connection with Mr. Dodson's resignation. Pursuant to the Separation Agreement, the Company paid Mr. Dodson approximately $0.2 million, or the equivalent of his base salary over the six (6) month period following April 6, 2018 (the “Payment Period”). In addition, the Company reimbursed Mr. Dodson for his payments for COBRA health insurance benefits during the Payment Period, which was approximately $15,000. Under the Separation Agreement, Mr. Dodson provided customary broad form releases and other confidentiality covenants to the Company in connection with his resignation.

Scott Murcray

In June 2016, we entered into an offer letter with Scott Murcray to serve as our chief financial officer and chief operating officer. Mr. Murcray’s agreement provides for, among other things: (i) an annual base salary of $265,000, subject to annual review, and which has subsequently been increased to $309,000 and (ii) stock options. Furthermore, all of Mr. Murcray’s outstanding stock options will vest immediately upon a change of control. Mr. Murcray’s employment may be terminated at any time, with or without cause, with or without notice, at the option of either AirXpanders or Mr. Murcray. In the event we terminate Mr. Murcray’s employment without cause, we will pay Mr. Murcray severance equal to (i) six months of base salary continuance and (ii) six months continuation of all health benefits being provided by us as of the date of termination. In the event we terminate Mr. Murcray’s employment without cause, as a result of or within 12 months of a change of control, 100% of all Mr. Murcray’s unvested options shall be deemed immediately vested and exercisable. Such benefits are subject to the execution of an acceptable release of claims form by Mr. Murcray within the prescribed 45 days.

On November 6, 2017, we entered into an amended and restated the offer letter with Mr. Murcray to revise the change of control provisions related to his unvested stock options. Under the terms of the new offer letter, in the event we terminate Mr. Murcray’s employment without cause, as a result of or within 12 months of a change of control, 50% of all Mr. Murcray’s unvested options shall be deemed immediately vested and exercisable, and the remaining options shall vest equally each month over the following 12 months, provided Mr. Murcray makes himself reasonably available to provide services to the acquiring company. Such benefit is subject to the execution of an acceptable release of claims form by Mr. Murcray within the prescribed 45 days. No other changes were made to the original offer letter.

On February 13, 2018, we granted Mr. Murcray an option to purchase 600,000 Shares under the 2015 Plan. The options will vest 100% after three years, so long as Mr. Murcray is an employee of the Company at the date the options fully vest.

On April 10, 2018, the Board appointed Mr. Murcray as Interim President and Chief Executive Officer and entered into an Amendment to Offer Letter Agreement (the “Agreement”) pursuant to which Mr. Murcray's annual base salary will be adjusted to $397,000, for as long as he serves as the Interim President and Chief Executive Officer, provided that, if he earns less than $25,000 of incremental base salary, calculated as the difference between his new base salary of $397,000 and his current base salary of $300,000 ("Earned Incremental Salary"), an additional payment will be due to Mr. Murcray for the difference between $25,000 and the Earned Incremental Salary.

Pension Benefits

We do not have any plans that provide for payments or other benefits at, following or in connection with the retirement of our employees, other than our 401(k) retirement plan which is available for all of our employees, including our named executive officers. In addition, we provide an employer matching contribution of $0.50 per $1 of employee contributions on the first $3,000 of employee contributions, up to an annual maximum of $1,500.

Non-qualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plan.

Termination of Employment and Change-in-Control Potential Payouts

The following table sets forth potential payouts for termination of employment and change-in-control for each of the named executive officers as of December 31, 2018.

		Not in connection with	In connection with
		Change in Control	Change in Control
			Termination Without Cause/Good
		Termination Without	Reason or Due to
		Cause/Good Reason ($)	Disability or Death ($)
Frank Grillo	Severance pay(1)	$225,000	$225,000
	Bonus (4)	—	450,000
	Equity vesting acceleration(2)	—	—
	Health care benefits continuation(3)	18,260	18,260
		$243,260	$693,260

Scott Murcray	Severance pay(1)	$150,000	$150,000
	Equity vesting acceleration(2)	—	—
	Health care benefits continuation(3)	13,343	13,343
		$163,343	$163,343

(1)	As of December 31, 2018, each named officer was entitled to six months base salary upon termination without cause.
(2)

In connection with a change in control, Mr. Grillo and Mr. Murcray are entitled to 50% accelerated vesting of all unvested options and the remainder shall vest over the succeeding twelve months provided that they make themselves reasonably available, if requested by the Company (or its successor), to provide services to the Company (or its successor). The value of the compensation is based on the difference between the exercise price of accelerated options and the market value of the underlying shares as of December 31, 2018, calculated based on the closing market price of our stock on December 31, 2018, the last trading day of our fiscal year ($0.05 per share) (calculated based upon the closing price of our CDIs on that date multiplied by three (to account for the three CDIs that represent one share of our common stock) and converted to U.S. dollars by the exchange rate on that date). Mr. Grillo and Mr. Murcray’s exercise price exceeded $0.05 at December 31, 2018.

(3)	Each named officer is entitled to six months health continuation benefits upon termination without cause or good reason.
(4)

Represents a bonus in connection with Mr. Grillo's continued employment through a change in control in the amount of 100% of his annual base salary in effect as of the closing date of the change of control.

Employee Benefits

Executive Compensation Policy

The Company aims to reward executives with a level and mix of remuneration appropriate to their position, experience and responsibilities, while being market competitive and enabling the Company to structure awards that may conserve cash reserves due to the Company’s current development stage.

The Nomination and Remuneration Committee, with the Board, actively reviews the Company’s remuneration structure and, as needed, benchmarks the proportion of fixed remuneration, short-term incentives and long-term incentives against relevant comparators to ensure the policy objectives are met and are in-line with good corporate practice for AirXpanders’ size, industry and stage of development. Remuneration levels are considered annually through the remuneration review, which considers industry benchmarks in the United States, specifically the Bay Area, and taking into consideration Australian requirements, and the performance of the Company and individual. Other factors taken into account in determining remuneration include a demonstrated record of performance and the Company’s ability to pay. In the case of executives, the chief executive provides recommendations to the Nomination and Remuneration Committee.

Remuneration benchmarking is undertaken, as deemed necessary, with reference to industry peers, together with, where appropriate, other benchmarking reports which apply to specific positions. There are no guaranteed base pay increases or bonuses in any executive contracts.

The remuneration framework incorporates “at risk” components, which are determined by performance, through short-term incentive and long-term incentive awards. Executive performance is assessed against a suite of measures relevant to the success of the Company and generating growth and returns for stockholders. The Board aims to offer remuneration that balances fixed and variable (at risk) short and long-term incentives.

Fixed Remuneration

The Company aims to provide a competitive base salary with reference to the role, market and experience.  The performance of the Company and individual are considered during the annual remuneration review.

Short-Term Incentives

The Company allocates cash bonuses linked to internal key performance indicators, both business unit and corporate, which are important drivers of value and typical within the medical device industry. The key performance indicators include the achievement of specified manufacturing, sales and business development milestones.

Long-Term Incentives

Our equity-based long-term incentive program is designed to align executives’ long-term incentives with stockholder value creation and is administered by the Board. We believe that long-term participation by our executive officers in equity-based awards is an important factor in the achievement of long-term company goals and business objectives. The key performance indicators used as the basis for rewarding long-term equity incentives include share price growth, market share growth and capital management, as well as other company objectives as approved by the Board. AirXpanders’ 2005 Equity Incentive Plan (“2005 Plan”) was adopted initially by the Board and approved by the stockholders in March 2005. The 2005 Plan was subsequently amended in January 2012 and May 2013 to increase the number of options and stock purchase rights reserved for issuance under the 2005 Plan. The 2005 Plan expired in March 2015 and was succeeded by the 2015 Equity Incentive Plan (“2015 Plan”). Previously granted equity awards that are forfeited, canceled or expired under the 2005 Plan are added back to the 2015 Plan share reserve. In addition, the 2015 Plan contains an evergreen provision which allows for an annual increase equal to 2% of the number of shares outstanding as of December 31 of the preceding calendar year from January 1, 2016 through January 1, 2025 and subject to the Board’s approval. The annual increase will no longer have effect once the share reserve reaches 10% of the fully diluted capital stock less shares issuable upon exercise of outstanding equity awards.

Under our 2015 Plan, we may grant incentive stock options, non-statutory options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock-based awards (equity awards) to our employees, including our named executive officers, directors and consultants. We historically made an initial award of stock options to new employees as well as annual stock option grants as part of our overall compensation program. Annual grants of options to our named executive officers, other than our chief executive officer, have been recommended by the chief executive officer, reviewed by our Nomination and Remuneration Committee and approved by our Board. Annual grants of options to our chief executive officer have been made by our Nomination and Remuneration Committee and our Board. In addition, under the ASX Listing Rules, grants to directors are subject to stockholder approval and as a result, grants to our chief executive officer who is also an executive director, are subject to stockholder approval.

The market price for our common stock since the closing of our initial public offering on the ASX on June 22, 2015 is calculated based upon the closing price of our CDIs on the date of grant of the equity award multiplied by three (to account for the three CDIs that represent one share of our common stock) and converted to U.S. dollars by the exchange rate on the date of grant.

Initial Stock Option Awards

We typically make an initial award of stock options to new executives in connection with the commencement of their employment. These grants have an exercise price equal to the fair market value of our common stock on the grant date and generally vest as to 25% of the total shares on the 12-month anniversary of the vesting date and 1/48th of the total shares on each of the 36 monthly vesting dates thereafter. The initial stock option awards are intended to provide the executive with incentive to build value in the organization over an extended period of time and to maintain competitive levels of total compensation. The size of the initial stock option award is determined based on numerous factors, including the executive’s skills and experience, the executive’s responsibilities, internal equity and an analysis of the practices of national and regional companies in the medical device industry similar to us.

Additional Equity Awards

In the future, and subject to any stockholder approval requirement under the ASX Listing Rules, we expect to continue to make additional equity awards as part of our overall performance management program with the intent of making such grants concurrent with an annual performance review at the beginning of each fiscal year. We intend that the annual aggregate value of these awards will be set near competitive levels for companies represented in the compensation data we review. As is the case when the amounts of base salary and initial equity awards are determined, we conduct a review of all components of the executive’s compensation when determining annual equity awards to ensure that an executive’s total compensation conforms to our overall philosophy and objectives.

Our stockholders approved a grant to our Chief Executive Officer at a Special Stockholder Meeting in October 2018. See also the foregoing table entitled “Summary Compensation” and the notes to that table above for more information on the 2018 equity incentive grants made to our named executive officers.

We do not currently have any securities ownership requirements for our named executive officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth beneficial ownership of AirXpanders common stock, and common stock held as CDIs, as of February 21, 2019, by each director, by each of the named executive officers, by all directors and executive officers as a group, and by all persons known to AirXpanders to be the beneficial owners of more than 5% of AirXpanders stock. Unless otherwise indicated, all persons and entities have sole voting and investment power over the shares reported. As of the close of business on February 21, 2019, there were 186,153,283 shares of Class A Common Stock (“Shares”) outstanding. Unless otherwise indicated, we deem shares subject to options that are exercisable within 60 days of February 21, 2019, to be outstanding and beneficially owned by the person holding the options for the purpose of computing percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person.

Unless otherwise indicated in the table, the address of each of the individuals named below is: c/o AirXpanders, Inc., 3047 Orchard Parkway, San Jose, California 95134, United States of America.

	Amount and Nature of Beneficial Ownership (1) Shares
Name Of Beneficial Owner – 5% Stockholders	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
Vivo Ventures Fund (2)	36,984,282	19.87%
GBS Venture Partners Pty Limited (GBS Bioventures IV A/C)(3)	28,936,149	15.54%
Greencape Capital Pty Ltd. (4)	16,874,313	9.06%
Viburnum Funds Pty Ltd (5)	12,692,106	6.82%

Name Of Beneficial Owner – Directors And Officers	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
Barry Cheskin(6)	957,612	*
Dennis Condon (7)	251,944	*
Elizabeth Hammack(7)	126,800	*
Gregory Lichtwardt(7)	160,827	*
Zita Peach(8)	214,646	*
Frank Grillo(7)	-	-
Scott Murcray(9)	350,000	*
Scott Dodson(11)	-	-
All executive officers and directors as a group (7 persons)(10)	2,061,829	1.1%

* Less than 1 percent

(1)

As determined in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934. Unless other stated, information with respect to principal stockholders is obtained from Schedules 13G and 13G/A and except as indicated in the footnotes below, is as of December 31, 2018, and does not reflect changes, if any, since that date.

(2)

Based upon a Schedule 13G/A filed with the SEC on February 14, 2019, reporting beneficial ownership as of December 31, 2018. Vivo Ventures Fund includes Vivo Venture Fund VII L.P. (“Vivo VII”) and Vivo Ventures VII Affiliates Fund L.P. (“Vivo Affiliates VII”). Vivo Ventures VII, LLC (“Vivo Ventures VII”) is the sole general partners of Vivo VII and Vivo Affiliates VII. The managing members of Vivo Ventures VII are Drs. Albert Cha, Edgar Engleman, Frank Kung, Chen Yu and Mr. Shan Fu, each of whom may be deemed to have shared voting and dispositive power of the shares and CDIs held by Vivo VII and Vivo Affiliates VII. The address for Vivo Ventures Fund is 505 Hamilton Ave #207, Palo Alto, CA 94301.

(3)

Based upon a Schedule 13G/A filed with the SEC on July 28, 2017, reporting beneficial ownership as of June 30, 2017, as well as a shareholder report generated at the Company's request. GBS Venture Partners Pty Ltd includes GBS BioVentures IV Fund. The members of the Investment Committee of GBS Venture Partners Pty Ltd are Ms. Brigitte Smith, Mr. Ben Gust, Prof. John Mills and Dr. George Morstyn, each of whom may be deemed to share the voting and dispositive power of the shares and CDIs held by the GBS BioVentures IV Fund. The address for GBS Venture Partners Pty Limited is P.O. Box 36, Flinders Lane, Melbourne VIC 8009, Australia.

(4)	Based upon a Schedule 13G/A filed with the SEC on February 14, 2019. The address of Greencape Capital Pty Ltd. is Level 19, 31 Queens Street, Melbourne Victoria 3000, Australia.

(5)

Based upon a Schedule 13G filed with the SEC on September 5, 2018. The address of Viburnum Funds Pty Ltd. is 31 Carrington Street, Nedlands, WA, 6009, Australia. Viburnum Funds Pty Ltd is the manager of the VF High Conviction Fund. Edmon Odza and Alex White are the joint portfolio managers for Viburnum and may be deemed to have voting and dispositive power of the shares and CDIs held by Viburnum.

(6)	Includes 511,014 shares subject to options exercisable within 60 days of February 21, 2019. Mr. Cheskin’s shares include 446,598 shares held by Mr. Cheskin directly as CDIs.

(7)	Consisted solely of shares subject to options exercisable within 60 days of February 21, 2019.

(8)	Includes 160,827 shares subject to options exercisable within 60 days of February 21, 2019. Ms. Peach's shares include 53,819 shares held by Ms. Peach directly as CDIs.

(9)	Includes no shares subject to options exercisable within 60 days of February 21, 2019. Mr. Murcray's shares include 350,000 shares held by Mr. Murcray directly as CDIs.

(10)	Includes 1,211,412 shares subject to options exercisable within 60 days of February 21, 2019.

(11)	All of Mr. Dodson's options were forfeited or expired, unexercised, in conjunction with his resignation in April 2018.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2018.

			Options, Warrants
	Number of	Exercise	and Rights
	Options	Price	Available
Plan Category	Outstanding(2)	per Share	For Grant(1)
Equity compensation plans approved by security holders	16,082,044	$0.21	5,289,461
Equity compensation plans not approved by security holders	—	—	—
Total	16,082,044	$0.21	5,289,461

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

Related Person Transaction Policy

The Audit and Risk Committee is responsible for reviewing and approving all transactions in which AirXpanders is a participant and in which parties related to AirXpanders, including executive officers, directors, and certain other persons whom the board determines may be considered related parties of AirXpanders (for the purposes of Chapter 2E of the Australian Corporations Act 2001 (Cth)), have or will have a material direct or indirect interest; and reporting to the Board on the matters above, including specific material risks identified.

Potential direct or indirect conflicts of interest of employees or those acting on behalf of AirXpanders (or their family, relatives, friends or agents) should be avoided. If an employee is concerned that they have a potential conflict of interest they should disclose and discuss the matter with, and seek direction from, their manager or the Chief Executive Officer. An employee should report any potential or actual conflict of interests that they become aware of to their manager or the Chief Executive Officer.

Certain Relationships and Related Party Transactions

The following is a summary of transactions since January 1, 2017, to which we have been a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our common stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation, termination and change-in-control arrangements, which are described under “Executive Compensation” and as described below.

Mrs. Lynae Dodson, the wife of Scott Dodson, our former chief executive officer and director, owns and operates a marketing consulting firm, Bridge Marketing. Bridge Marketing managed trade shows and social media for AirXpanders and during the year ended December 31, 2017, received payments aggregating $0.2 million for marketing support services rendered to AirXpanders. The relationship with Mrs. Dodson and Bridge Marketing was terminated in 2018, and aggregate payments were less than $120,000 during the year ended December 31, 2018.

Director Independence

Our Board of Directors determined that none of the following directors had any relationship that would interfere with the exercise of independent judgment in carrying out his or her responsibilities as a director and, thus, that all of the following directors are independent under the Nasdaq listing rules: Mr. Barry Cheskin, Mr. Dennis Condon, Ms. Elizabeth Hammack, Mr. Gregory Lichtwardt, and Ms. Zita Peach, representing all of our current directors. Although Mr. Cheskin is considered to be independent under the Nasdaq listing rules, he is not considered to be independent for the purposes of the ASX Corporate Governance Principles and Recommendations.

Mr. Frank Grillo is not considered an independent director under the Nasdaq listing rules or for purposes of the ASX Corporate Governance Principals and Recommendations because of his position as our chief executive officer. Mr. Scott Dodson, the Company's former CEO, who resigned on April 6, 2018 (California time), was also not considered an independent director because of his former position as our chief executive officer.

In making these determinations, our Board considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions that may involve them described in the section titled Related Person Transaction below.

There are no family relationships among any of our directors, director nominees, or executive officers.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table summarizes the aggregate fees that we paid or expect to pay our independent registered public accounting firm, SingerLewak LLP, for the 2018 and 2017 fiscal years.

	Fiscal 2018	Fiscal 2017
Audit Fees (1)	$174,723	$139,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$174,723	$139,000

(1)	Fees to SingerLewak LLP in 2018 and 2017 for audit services consist of:

•	Audit of our annual financial statements;

•	Reviews of our quarterly financial statements; and

•	Statutory and regulatory audits, consents and other services.

In considering the nature of the services provided by the independent registered public accounting firm, the Audit and Risk Committee determined that such services are compatible with the provision of independent audit services. The Audit and Risk Committee discussed these services with the independent registered public accountants and our management to determine that they are permitted under the rules and regulations concerning auditors’ independence promulgated by the Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Audit and Risk Committee Pre-Approval Policy

Our Audit and Risk Committee must pre-approve all audit and permissible non-audit services, and the related fees, provided to us by our independent registered public accounting firm, or subsequently approve permissible non-audit services in those circumstances where a subsequent approval is necessary and permissible under the Exchange Act or the rules of the Securities and Exchange Commission. The policy is to generally pre-approve specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit and Risk Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit and Risk Committee’s members. Accordingly, the Audit and Risk Committee pre-approved all services and fees provided by SingerLewak LLP, during the year ended December 31, 2018, and has concluded that the provision of these services is compatible with the accountants’ independence.

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

(3)	Exhibits.
See Exhibit Index below of this Annual Report on Form 10-K, which is incorporated by reference here.

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-12G	000-55781	3.1	May 1, 2017
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-55781	3.2	October 31, 2018
3.3	Amended and Restated By-Laws	10-12G	000-55781	3.2	May 1, 2017
4.1	Reference is made to Exhibits 3.1 3.2 and 3.3
10.1	2005 Equity Incentive Plan, as amended	10-12G	000-5578	10.1	May 1, 2017
10.2	Form of 2005 Equity Incentive Plan Stock Option Agreement	10-12G	000-5578	10.2	May 1, 2017
10.3	2015 Equity Incentive Plan and Australian Sub-Plan, as amended	10-12G	000-5578	10.3	May 1, 2017
10.4	Form of 2015 Equity Incentive Plan Stock Option Agreement	10-12G	000-5578	10.4	May 1, 2017
10.5	License Agreement, dated March 9, 2005, between AirXpanders, Inc. and Shalon Ventures, Inc.	10-12G	000-5578	10.7	May 1, 2017
10.6	First Amendment to License Agreement, dated March 9, 2009, between AirXpanders, Inc. and Shalon Ventures, Inc.	10-12G	000-5578	10.8	May 1, 2017
10.7	Second Amendment to License Agreement, dated January 9, 2012, between AirXpanders, Inc. and Shalon Ventures, Inc.	10-12G	000-5578	10.9	May 1, 2017
10.8	Third Amendment to License Agreement, dated January 15, 2014, between AirXpanders, Inc. and Shalon Ventures, Inc.	10-12G	000-5578	10.10	May 1, 2017
10.9	Standard Industrial Lease, dated July 14, 2010, between AirXpanders, Inc. and McCandless Limited	10-12G	000-5578	10.11	May 1, 2017
10.10	First Amendment to Lease, dated May 1, 2013, between AirXpanders, Inc. and McCandless Limited	10-12G	000-5578	10.12	May 1, 2017
10.11	Second Amendment to Lease, dated July 1, 2015, between AirXpanders, Inc. and McCandless Limited	10-12G	000-5578	10.13	May 1, 2017
10.12	Form of Indemnity Agreement between AirXpanders, Inc. and each of its directors and executive officers	10-K	000-5578	10.12	February 28, 2018
10.13**	Manufacturing and Supply Agreement, dated January 4, 2017, between AirXpanders, Inc. and Vention Medical Costa Rica, S.A.	10-12G/A	000-5578	10.15	June 16, 2017
10.14	Loan and Security Agreement between Registrant and Oxford Finance LLC dated August 4, 2017	10-Q	000-5578	10.1	August 9, 2017

10.15	Form of Warrants to Purchase Common Stock issued to Oxford Finance LLC on August 4, 2017	10-Q	000-5578	10.2	August 9, 2017
10.16*	Offer Letter, as amended and restated on November 6, 2017, between AirXpanders, Inc. and Scott Murcray	10-Q	000-5578	10.3	November 9, 2017
10.17*	Offer Letter, as amended and restated on November 21, 2017, between AirXpanders, Inc. and Scott Dodson	10-K	000-5578	10.17	February 28, 2018
10.18	Waiver and First Amendment to Loan and Security Agreement between Registrant and Oxford Finance LLC dated November 9, 2017	10-K	000-5578	10.18	February 28, 2018
10.19	Waiver and Second Amendment to Loan and Security Agreement between Registrant and Oxford Finance LLC dated April 26, 2018	10-Q	000-5578	10.1	July 31, 2018
10.20	Form of Warrants to Purchase Common Stock issued to Oxford Finance LLC on April 26, 2018	10-Q	000-5578	10.2	July 31, 2018
10.21*	Amendment to Offer Letter Agreement between Company and Mr. Scott Murcray to April 10, 2018	10-Q	000-5578	10.3	July 31, 2018
10.22*	Separation Agreement between Company and Mr. Scott Dodson dated April 19, 2018	10-Q	000-5578	10.4	July 31, 2018
10.23*	Letter between Company and Mr. Frank Grillo dated June 9, 2018	10-Q	000-5578	10.5	July 31, 2018
10.24	Third Amendment to Loan and Security Agreement between Company and Oxford Finance LLC dated June 5, 2018	10-Q	000-5578	10.6	July 31, 2018
10.25	Waiver and Fourth Amendment to Loan and Security Agreement between Company and Oxford Finance LLC dated July 30, 2018	10-Q	000-5578	10.7	July 31, 2018
10.26*	Form of Option Agreement between Company and Frank Grillo dated October 2018	10-K	000-5578	10.26	February 27, 2019
10.27	Form of Warrants to Purchase Common Stock issued to Oxford Finance LLC on September 7, 2018	10-K	000-5578	10.27	February 27, 2019
23.1	Consent of SingerLewak LLP Independent Registered Public Accounting Firm	10-K	000-5578	23.1	February 27, 2019
24.1	Power of Attorney is made to the signature page hereto	10-K	000-5578	24.1	February 27, 2019
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934					X
32.1***	Certification of Frank Grillo, principal executive officer of the Registrant, and Scott Murcray, principal financial officer and principal accounting officer of the Registrant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	000-5578	32.1	February 27, 2019

101.INS	XBRL Instance Document	10-K	000-5578	101.INS	February 27, 2019

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	000-5578	101.SCH	February 27, 2019

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	000-5578	101.CAL	February 27, 2019

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	000-5578	101.DEF	February 27, 2019

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	000-5578	101.LAB	February 27, 2019

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	000-5578	101-PRE	February 27, 2019

*	Indicates management contract or compensatory plan.
**	Confidential treatment has been granted for certain portions of this exhibit. Omitted information has been filed separately with the Securities and Exchange Commission.
***	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AirXpanders, Inc. (Registrant)

	By:	/s/ Scott Murcray
		Name:	Scott Murcray
Date: April 26, 2019		Title:	Chief Financial Officer and Chief Operating Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)