Form 10-Q
period 2019-03-31
AIRXPANDERS INC
filed 2019-05-15
CIK 1387156

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-55781

AirXpanders, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2555438
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3047 Orchard Parkway

San Jose, CA, 95134

(650) 390-3000

(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company." in Rule 12b-2 of the Exchange Act. (Check one):

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

Securities registered pursuant to Section 12(b) of the Act: NONE

As of April 30, 2019, there were 186,153,283 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements concerning our operating performance and events or developments that we expect or anticipate will occur in the future that are based on management’s beliefs, assumptions and expectations and on information currently available to management. Any statements contained in this Quarterly Report on Form 10-Q that are not of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” "should," “could,” "plan," “believes,” “estimates,” ‘expects,” “intends,” or the negative of these words or other similar terms or expressions that involve risks and uncertainties which have not been based solely on historical facts but on our beliefs, assumptions and expectations about our future operating performance, events and results. The forward-looking statements are contained principally in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include, but are not limited to, statements about:

●	our ability to continue as a going concern;

●	our ability to comply with covenants and obligations under our loan agreement;

●	the U.S. commercial market acceptance and U.S. sales of our product;

●	our ability or the ability of third-party contract manufacturer to build our product in sufficient quantities or at required quality standards to satisfy anticipated demand;

●	our ability to manufacture our product at a lower cost in order to generate positive gross margins;

●	our ability to identify appropriate facilities to meet our future manufacturing needs;

●	our ability to obtain or maintain reimbursement for our current or new products; and

●	our expectations with respect to the integrity or capabilities of our intellectual property positions.

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

As of and For the Three Months Ended March 31, 2019

PART I. – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AirXpanders, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$4,399	$9,375
Accounts receivable, net	799	765
Inventory	8,475	8,781
Prepaid expenses and other current assets	1,284	1,313
Total current assets	14,957	20,234
Property and equipment, net	3,374	3,638
Other assets	132	132
Total assets	$18,463	$24,004
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Current portion of long-term debt, net of discount	$15,043	$—
Accounts payable	2,549	1,800
Accrued expenses	2,178	2,771
Total current liabilities	19,770	4,571
Long-term debt, less current portion, net of discount	—	14,907
Total liabilities	19,770	19,478
Commitments and Contingencies (Note 8)
Stockholders' (deficit) equity
Preferred stock, $0.001 par value; 10,000,000 authorized; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Class A common stock, $0.001 par value; 600,000,000 authorized; 186,153,283 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	186	186
Additional paid-in capital	126,549	126,372
Accumulated deficit	(128,042)	(122,032)
Total stockholders' (deficit) equity	(1,307)	4,526
Total liabilities and stockholders' (deficit) equity	$18,463	$24,004

See accompanying notes to condensed consolidated financial statements.

AirXpanders, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018

Net revenue	$1,657	$1,754
Cost of goods sold	2,861	2,356
Gross loss	(1,204)	(602)
Operating expenses:
Research and development	1,084	1,450
Selling, general and administrative	3,255	3,983
Total operating expenses	4,339	5,433
Operating loss	(5,543)	(6,035)
Other expense (income):
Interest expense	502	460
Other income, net	(35)	(52)
Total other expense (income), net	467	408
Operating loss before income tax provision	(6,010)	(6,443)
Provision for income taxes	—	—
Net loss	(6,010)	(6,443)

Net loss per common share: basic and diluted	$(0.03)	$(0.07)

Weighted-average number of common shares used in computing net loss per common share: basic and diluted	186,153	95,943

Comprehensive Loss:
Net loss	$(6,010)	$(6,443)
Unrealized loss on investments	—	7
Total comprehensive loss	$(6,010)	$(6,450)

See accompanying notes to condensed consolidated financial statements.

AirXpanders, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share and per share amounts)

(unaudited)

	Class A Common Stock
	Issued and Outstanding Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2017	95,943,409	$96	$112,045	$6	$(95,311)	$16,836
Stock-based compensation	—	—	210	—	—	210
Unrealized loss on investments	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(6,443)	(6,443)
Balance, March 31, 2018	95,943,409	$96	$112,255	$(1)	$(101,754)	$10,596

	Class A Common Stock
	Issued and Outstanding Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, December 31, 2018	186,153,283	$186	$126,372	$(122,032)	$4,526
Stock-based compensation	—	—	177	—	177
Net loss	—	—	—	(6,010)	(6,010)
Balance, March 31, 2019	186,153,283	$186	$126,549	$(128,042)	$(1,307)

See accompanying notes to condensed consolidated financial statements.

AirXpanders, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(6,010)	$(6,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	315	304
Amortization of debt discount and deferred issuance cost	136	124
Inventory write-down and reserves	81	698
Sales return reserve	17	(6)
Stock-based compensation	177	210
Changes in operating assets and liabilities:
Accounts receivable	(51)	(90)
Inventory	225	(3,456)
Prepaid expenses and other assets	30	(119)
Accounts payable	749	982
Accrued expenses	(594)	(621)
Net cash used in operating activities	(4,925)	(8,417)
Cash flows from investing activities
Maturities of short-term investments	-	5,987
Purchases of property and equipment	(51)	(550)
Net cash (used in) provided by investing activities	(51)	5,437
Net decrease in cash and cash equivalents	(4,976)	(2,980)
Cash and cash equivalents — beginning of period	9,375	4,162
Cash and cash equivalents — end of period	$4,399	$1,182
Supplemental disclosure:
Cash paid for interest	$366	$318

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has incurred net losses and cash flow deficits from operations since its inception and has an accumulated deficit of $128.0 million at March 31, 2019. To date, the Company’s products have been approved for marketing and sales in the United States, Australia and Europe, and the Company started selling its product in Australia in 2015, and in the United States in 2017. Management expects operating losses and cash flow deficits to continue for the foreseeable future. The Company’s ability to achieve profitability is dependent primarily on its ability to gain market share in the U.S, build and maintain manufacturing capacity to support commercial launch in the U.S. and obtain a more profitable per unit manufacturing cost for its products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least a year after the issuance date of the accompanying condensed consolidated financial statements. The Company plans to address these conditions by raising capital through equity or debt financings, or a combination of both, from outside current and new investors and institutions, or through other strategic alternatives, including a potential sale of the Company.  There is no assurance, however, that the Company will be successful in raising the needed capital or selling the Company, and, in the event of a capital raising, that it will be available on terms acceptable to the Company.

In addition, the loan and security agreement currently outstanding (see Note 7) is subject to a variety of affirmative and negative covenants. These covenants include minimum revenue results, minimum cash and accounts receivable balances, required financial reporting, providing an unqualified auditor’s opinion together with our annual financial statements within 120 days of the end of our fiscal year (the unqualified audit opinion covenant), limitations on certain dispositions and licensing of assets, limitations on the incurrence of additional debt, and achievement of certain financial milestones. To secure our performance of our obligations under this loan and security agreement, as amended, the Company granted a security interest in all of our assets, including our intellectual property. If the Company fails to comply with the terms of the loan and security agreement, including the unqualified audit opinion covenant, the occurrence of a material adverse change in its business, operations or condition (financial or otherwise) or prospects, the material impairment in its prospect of repayment, a material impairment in the perfection or priority of the lender’s lien on our assets or the value of their collateral, failure to achieve agreed financial milestones, or the occurrence of certain other specified events could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our loan, coupled with prepayment penalties, potential foreclosure on our assets, and other adverse results. For the quarter ended March 31, 2019 and the three months ended April 30, 2019, the Company failed to meet the minimum revenue level required under the loan and security agreement. Together with the Company’s need to raise capital as described above, these conditions further raise substantial doubt about the Company’s ability to continue as a going concern. Additionally, based on the ability of the lender to declare an event of default, the Company believes classification of the debt as short term is appropriate as of March 31, 2019.

The Company’s ability to continue as a going concern, and correspondingly to execute on its business plan and strategy, is dependent upon the Company’s ability to accomplish one or more of the following: raise additional capital in the very near term to fund its ongoing operations or engage in a strategic alternative, including a potential sale of the Company. If the Company is unable to accomplish one or more of these alternatives, the lender could declare an event of default under the loan and security agreement. In addition, the Company may have to pursue or otherwise accelerate strategic alternatives, including the possibility of seeking bankruptcy protection to protect stakeholder value in the event other options are not reasonably executable.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of December 31, 2018 has been derived from audited consolidated financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. These unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial information. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year. The condensed consolidated financial statements include the accounts of AirXpanders, Inc. and its Australian branch. Intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency

The Company transacts business in Australia. The functional currency of its Australian branch is the U.S. dollar. Monetary assets and liabilities are translated at the year-end exchange rate and non-monetary assets and liabilities are translated at historical rates and items in the statement of operations are translated at average rates with gains and losses from remeasurement being recorded in other expense (income), net in the accompanying condensed consolidated statements of operations and comprehensive loss. Foreign currency translation and remeasurement gains or losses included in other expense (income), net in the accompanying condensed consolidated statements of operations and comprehensive loss was a de minimis loss during the three months ended March 31, 2019, and a loss of $0.1 million during the three months ended March 31, 2018.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates. The Company’s most significant estimates relate to valuation of stock options, estimate of sales returns and valuation of its inventory at the lower of cost or market.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents. The Company maintains all of its U.S. cash balances at one financial institution, which at times may exceed the Federal Deposit Insurance Corporation (FDIC) limits of $250,000 for interest-bearing accounts. At March 31, 2019 and December 31, 2018, the Company had unrestricted cash balances of approximately $4.1 million and $8.9 million, respectively, that were in excess of the FDIC limits. The Company currently maintains its Australian cash balances at one financial institution, which, at times, may exceed the Australian government guaranteed limit of USD $0.2 million (AU$250,000). At March 31, 2019 and December 31, 2018, the Company had no cash balances that were in excess of the Australian guaranteed limit. At March 31, 2019 and December 31, 2018, the Company maintained cash and investment balances of $4.4 million and $9.4 million, respectively, with one U.S. financial institution.

Cash and Cash Equivalents

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

Impairment of Long-Lived Assets

The Company’s long-lived assets and other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. Through March 31, 2019, the Company had not experienced impairment losses on its long-lived assets.

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

The following table sets forth by level, within the fair value hierarchy, the Company’s assets measured at fair value on a recurring basis in the balance sheet as of the following dates (in thousands):

	March 31, 2019
	Fair Value Measurements
	Using Input Types
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,399	$—	$—	$4,399
Total assets at fair value	$4,399	$—	$—	$4,399

	December 31, 2018
	Fair Value Measurements
	Using Input Types
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,375	$—	$—	$9,375
Total assets at fair value	$9,375	$—	$—	$9,375

Long-term debt is valued at carrying value which is considered to be representative of its fair value based on current market rates available to the Company for comparable borrowing facilities as well as due to its short time of maturity (Level 2 measurement).

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, effective January 1, 2019 using the modified retrospective method. Results for reporting periods beginning after January 1, 2019 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition. The adoption of this standard did not have a cumulative effect on opening accumulated deficit as of January 1, 2019, as the timing and measurement of revenue recognition is materially the same under ASC 606 as it was under the prior guidance.

Under ASC 605, the Company recognized revenue from product sales when the following four criteria were met: delivery had occurred, there was persuasive evidence of an arrangement, the fee was fixed or determinable, and collectability of the related receivable was reasonably assured. The Company recognized revenue when title to the product and risk of loss transferred to customers, provided there was no remaining performance obligations required of the Company or any written matters requiring customer acceptance. Revenue recognition generally occurred upon either shipment or implantation of the device.

Under ASC 606, the Company recognizes revenue from product sales when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. For sales of our devices to customers and distributors, control is transferred upon delivery to customers, or, in some cases, upon implantation of the device.

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

The Company has established an allowance for sales returns of $0.1 million as of March 31, 2019 and December 31, 2018, respectively, recorded net against accounts receivable in the balance sheet.

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

The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates that customers may have an inability to meet their financial obligations and receivable amounts are outstanding for an extended period beyond the invoice terms. In these cases, the Company uses assumptions and judgment, based on the best available facts and circumstances, to either record a specific allowance against these customer balances or to write the balances off. The accounts receivable aging is reviewed on a regular basis and write-offs are recorded on a case-by-case basis net of any amounts that may be collected. Allowance charges are recorded as operating expenses. Based on the Company’s customer analysis, it has established an allowance for doubtful accounts of $26,000 as of March 31, 2019 and December 31, 2018, respectively, recorded net against accounts receivable in the balance sheet.

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

Following is a table summarizing the potentially dilutive common shares that were excluded from diluted weighted-average common shares outstanding for the three months ended March 31, 2019 and 2018, respectively, as there effects would be antidilutive (in thousands):

	2019	2018
Shares of common stock issuable upon exercise of warrants	1,706	615
Shares of common stock issuable upon exercise of stock options	15,488	8,153
Potential common shares excluded from diluted net loss per share	17,194	8,768

Recent Accounting Pronouncements

          The Company assesses the adoption impact of recently issued accounting standards by the Financial Accounting Standards Board on our financial statements. The above describes the impact of newly issued standards as well as material updates to our previous assessments, if any, from our audited financial statements included in our annual report on Form 10-K, filed with the SEC on February 27, 2019.

NOTE 4 – INVENTORY

Inventory consisted of the following at (in thousands):

	March 31,	December 31,
	2019	2018
Raw materials	$1,461	$1,759
Work in progress	4,055	4,793
Finished goods	2,959	2,229
Inventory	$8,475	$8,781

The Company had recorded inventory provisions and write-downs to inventory to market value by $0.1 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at (in thousands):

	March 31,	December 31,
	2019	2018
Machinery and equipment	$3,630	$3,578
Computer equipment	327	327
Furniture and fixtures	239	239
Leasehold improvements	468	468
Software licenses	456	456
Construction in progress	637	637
Property and equipment, gross	5,757	5,705
Accumulated depreciation and amortization	(2,383)	(2,067)
Property and equipment, net	$3,374	$3,638

Depreciation and amortization expense amounted to $0.3 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following at (in thousands):

	March 31,	December 31,
	2019	2018
Accrued compensation and benefits	$572	$1,093
Accrued rent payable	65	103
Accrued purchase commitments	31	56
Customer deposits	834	752
Accrued other	676	767
Total accrued expenses	$2,178	$2,771

NOTE 7 – DEBT FINANCING

In August 2017, the Company borrowed $15,000,000 under a loan and security agreement with a financial institution which matures in August 2022. Interest is paid monthly on the principal amount at a variable rate equal to the greater of (a) the thirty day LIBOR rate, or (b) 0.99%, plus 7.26% per annum. The loan is secured by substantially all of our assets, including intellectual property. Under the terms of the agreement, as amended on July 30, 2018, interest-only payments are due monthly through December 2019, with principal payments commencing in January 2020, due in 32 equal monthly installments. A final fee of $1,200,000 is due at maturity (or acceleration or prepayment), and is being accrued monthly as additional interest expense over the term of the loan. Subject to a prepayment fee equal to between 0.5% to 2.0% of the principal amount of the prepaid amount, we can prepay the entire loan amount by providing a written five-day notice prior to such prepayment and paying all outstanding principal, interest, final payment fees and prepayment fees plus any default fees and all other sums that shall have become due and payable.

Under the loan and security agreement, as amended in July 2018, the Company is required to maintain a certain minimum level of revenues, subject to quarterly measurement through 2018, and monthly thereafter, in addition to complying with certain other covenants, including minimum cash balances. The loan and security agreement also includes events of default, the occurrence and continuation of any of which provides the financial institution with the right to exercise remedies against us and the collateral securing the loans, including cash. These events of default include, among other things, the failure to pay amounts due under the credit facilities, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or properties (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations. A violation of any of these covenants or the occurrence of a material adverse change could result in a default under the loan and security, which would result in termination of all commitments and loans under the agreement and all amounts owing under the agreement to become immediately due and payable. As of September 30, 2017, March 31, 2018, June 30, 2018 and March 31, 2019, the Company was in violation of a covenant under the loan and security agreement. On November 9, 2017, the Company and the financial institution entered into a waiver and first amendment to the loan and security agreement, pursuant to which it received a waiver of the event of default for the September 30, 2017 noncompliance with a financial covenant,and modified certain financial covenants. On April 26, 2018, the Company and the financial institution entered into a further waiver and second amendment to the loan and security agreement, pursuant to which it received a waiver of the event of default for the March 31, 2018 noncompliance with a financial covenant. On July 30, 2018, the Company and the financial institution entered into a further waiver and fourth amendment to the loan and security agreement, pursuant to which it received a waiver of the event of default for the June 30, 2018 noncompliance with a financial covenant. The Company was not in compliance with the covenants as of March 31, 2019, and no waiver has been obtained as of the date of the issuance of these unaudited consolidated financial statements.

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

The Company recorded $0.1 million and $40,000 to interest expense related to amortization of the debt discount and issuance costs for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the unamortized discount and issuance cost is $0.5 million.

The Company recorded $0.5 million and $0.4 million of interest expense on the loans for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, $15.0 million was outstanding under this loan and security agreement.

As of March 31, 2019, the future principal payments, including the final fee, due under the loan and security agreement are (in thousands):

Year ending December 31,
2019	-
2020	5,625
2021	5,625
2022	4,950
Total	$16,200

Debt Classification

The Company's debt outstanding under the August 2017 debt is currently classified as short-term. The loan and security agreement contains a subjective acceleration clause, which is a provision in a debt or financing agreement that allows the lender to accelerate the scheduled maturities of the debt or to cancel the financing agreement under conditions that are not objectively determinable, such as “if a material adverse change occurs” or for “failure to maintain satisfactory operations”. Under the terms of the loan and security agreement, if the lender were to determine that such an event occurs, the lender would be able to accelerate the amounts owed under the agreement, including outstanding principal, the final fee and any repayment penalty, and such amounts would become immediately due and payable. In addition, pursuant to the terms of the loan and security agreement, all of the Company's bank accounts are subject to a control agreement between the bank, the lender and the Company, whereby, upon proper notice to the bank of an event occurring under the subjective acceleration clause, the lender would be able to automatically withdrawal all funds in the Company's bank accounts, up to the amounts owed under the loan and security agreement. The Company believes classification of the debt as short term is appropriate as of March 31, 2019, due to the covenant violation requiring achievement of minimum revenue levels for the quarter ended March 31, 2019 and the three months ended April 30, 2019, the uncertainty of the Company's ability to meet future minimum revenue levels and minimum cash and receivable balances absent a capital raising, or adjustment of covenants. While the lender has not notified the Company of an event of default, the Company believes that the lender could consider these items as a material adverse change, which could give rise to an acceleration of any amounts outstanding under the loan and security agreement.

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

As of March 31, 2019, the future rental commitments due under the lease are (in thousands):

Year ending December 31,
2019 (remaining 9 months)	$273
Total	$273

The Company maintains an inventory purchase agreements with its third-party contract manufacturer in Costa Rica. The Company’s liability under this purchase commitment is generally restricted to a forecasted three month period. The Company estimates its open inventory purchase commitment as of March 31, 2019 was approximately $0.8 million. The Company recorded a $31,000 inventory write-down to market value related to this commitment, which is included in accrued expenses in the accompanying condensed consolidated balance sheet.

Indemnifications

The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officers or directors serving in such capacity. The Company has a directors and officers’ liability insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid resulting from the indemnification of its officers and directors. In addition, the Company enters into indemnification agreements with other parties in the ordinary course of business. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. The Company's management believes the estimated fair value of these indemnification agreements is minimal and has not recorded a liability for these agreements as of March 31, 2019 and December 31, 2018.

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

In consideration for the license, AirXpanders pays Shalon Ventures a running royalty of 3% of net sales of the licensed invention. If the amount of royalties paid in a calendar year is less than $10,000, then AirXpanders shall also pay Shalon Ventures’ out of pocket costs for prosecuting and maintaining the relevant patents. Each party indemnifies the other for any liability arising out of its material breach of the license, or its gross negligence, intentional misconduct and illegal actions. AirXpanders also indemnifies Shalon Ventures for any liability arising out of the commercialization of products using the license. For the three months ended March 31, 2019 and 2018, respectively, the Company recorded approximately $51,000 and $51,000 in royalty fees, which is included in cost of goods sold in the accompanying condensed consolidated statements of operations. Mr. Teddy Shalon is the Chief Executive Officer and sole shareholder of Shalon Ventures. Mr. Shalon and Mr. Barry Cheskin are each party to an agreement with Shalon Ventures, under which Shalon Ventures has agreed to pay Mr. Shalon 58%, and Mr. Cheskin 8%, of any royalties due to Shalon Ventures from AirXpanders under the Shalon Ventures License Agreement. Mr. Shalon was a director of the Company through May 2017, and a current stockholder of the Company. Mr. Cheskin is a director and stockholder of the Company. Mr. Cheskin is also the co-founder and chairman of the board of the Company.

NOTE 9 – COMMON STOCK

The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 600,000,000 shares of $0.001 par value Class A common stock. Common stockholders are entitled to dividends when and if declared by the Board of Directors. The holder of each share of common stock is entitled to one vote. At March 31, 2019 and December 31, 2018, no dividends had been declared for common stock. At March 31, 2019, 186,153,283 shares of Class A common stock were issued and outstanding.

NOTE 10 – CONVERTIBLE PREFERRED STOCK

The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 10,000,000 authorized shares of preferred stock, with rights and privileges for preferred stock to be determined by Company’s Board of Directors before issuing preferred shares. At March 31, 2019 and December 31, 2018, there were no outstanding shares of preferred stock.

NOTE 11 – STOCK-BASED COMPENSATION

The fair value of stock options is estimated on the grant date using the Black-Scholes valuation model and the assumptions noted in the following table.

	Three Months Ended
	March 31,
	2019	2018
Expected terms (years)	6.25	6.0	-	6.5
Volatility	70%	32.1	-	33.7%
Risk-free rate	2.58%	2.6	-	2.7%
Dividend yield	—%		—%

Activity under the Plan is set forth below:

			Weighted	Weighted
			Average	Average
	Options	Number of	Exercise	Remaining
	Available	Options	Price	Contractual
	for Grant	Outstanding	per Share	Life in Years
Balance — December 31, 2018	5,289,461	14,376,488	$0.21	9.4
Additional shares reserved	3,723,065	—
Options granted	(1,260,000)	1,260,000	$0.09
Options forfeited/cancelled/repurchase	148,164	(148,164)	$0.17
Balance — March 31, 2019	7,900,690	15,488,324	$0.20	9.2
Vested or expected to vest at March 31, 2019		15,488,324	$0.20	9.2
Exercisable at March 31, 2019		1,746,388	$0.80	6.2

In connection with the grant of stock options to employees and non-employees, the Company recorded stock compensation expense as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cost of goods sold	$10	$27
Research and development	21	26
Selling, general and administrative	146	157
Total	$177	$210

NOTE 12 – SUBSEQUENT EVENT

On May 1, 2019, the Company notified approximately 45% of its workforce that their employment will be terminated. As a result of the workforce reduction, the Company recorded a restructuring charge in May 2019 for termination benefits of $0.2 million. The Company expects to complete the organizational restructuring by the end of the second quarter of 2019.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018 included in our Annual Report on Form 10, filed with the Securities and Exchange Commission on February 27, 2019, or our Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. As a result of many factors, such as those set forth under “Risk Factors” in Item 1A of our Form 10-K which are incorporated herein by reference, our actual results may differ may differ materially from those described in or implied in these forward-looking statements.

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

AirXpanders was incorporated in Delaware in 2005 and is headquartered in San Jose, California. We have incurred net losses and cash flow deficits from operations since our inception. During the three months ended March 31, 2019, we had net revenues of approximately $1.7 million and a net loss of $6.0 million. Our accumulated deficit was approximately $128.0 million at March 31, 2019. To date, our products have been approved for marketing and sales in the United States, Australia and Europe.

In June 2015, we issued 29,629,654 shares of Common Stock in connection with an initial public offering (IPO) on the Australian Securities Exchange (ASX), a concurrent private placement under Regulation D of the Securities Act (or Concurrent Placement) and the conversion of convertible bridge notes payable and related accrued interest. We raised a total of approximately $30.1 million, net of issuance costs of approximately $2.9 million. Of this amount, $25.1 million were net cash proceeds directly from the IPO, and $5.0 million were cash proceeds from the Concurrent Placement and private placement of convertible bridge notes payable. In connection with the IPO, all of our existing shares of preferred stock were converted into Common Stock.

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

In 2018, we completed multiple organizational restructurings which included reductions in workforce to reduce operating costs and better align our workforce with the needs of our business. In addition, in July 2018, we eliminated its direct sales force in Australia and commenced distributing its product through a third-party distributor in Australia.

In March 2019, we announced the voluntary suspension of trading of its securities on the ASX while we reviewed and finalized various matters pertaining to its operations, including resolving the debt covenant breach with our lender related to minimum revenue levels for the quarter ended March 31, 2019. In May 2019, we continued in suspension as we continue discussions with our lender with regards to the covenant breach and evaluated opportunities to raise additional capital.

As of March 31, 2019, we had cash and cash equivalents of $4.4 million. Therefore, substantial doubt exists as to our ability to continue as a going concern and if we are not able to raise capital within the second quarter of 2019, we will not be able to support our ongoing operations.

In an effort to address these liquidity concerns, on May 1, 2019, we commenced an internal restructuring and notified approximately 45% of our workforce that their employment would be terminated. We anticipate we will incur aggregate one-time restructuring charges of approximately $0.2 million in the second quarter of 2019. The aggregate expected restructuring charges to be incurred in connection with the reduction in workforce and the timing thereof are subject to a number of assumptions, and actual results may differ materially from those originally anticipated. We may also incur other material charges not currently contemplated due to events that may occur as a result of, or associated with, the restructuring. Our intent with this restructuring is to refocus activities, streamline operations and make more efficient use of remaining cash as we attempt to continue to develop the market. We cannot predict whether the restructuring will be an effective means of continuing our ongoing operations.

Our ability to continue as a going concern, and correspondingly to execute on our business plan and strategy, is dependent upon our ability to accomplish one or more of the following: raise additional capital in the very near term to fund our ongoing operations or engage in a strategic alternative, which includes the potential sale of the business. On May 2, 2019, we engaged a financial advisor to assist us in exploring financial and strategic opportunities to enhance stakeholder value. If we are unable to accomplish one or more of these alternatives in the near term, the lender could declare an event of default under the loan and security agreement and we may have to pursue or otherwise accelerate strategic alternatives, including the possibility of seeking bankruptcy protection to protect stakeholder value in the event other options are not reasonably executable. As a result, our primary goal in the near-term is to successfully complete the review of strategic alternatives and consummate a transaction or series of transactions to achieve the objectives as described above. Our ability to identify and complete such a strategic alternative is highly speculative.

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

There were no significant changes in our critical accounting policies during the three months ended March 31, 2019. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for a complete discussion of our critical accounting policies.

Going Concern

As we have limited commercialization of our product, we are generating a small amount of revenue and are not cash flow positive or profitable. Our net revenue from sales of AeroForm was $1.7 million for the three months ended March 31, 2019, and $7.8 million for the year ended December 31, 2018, and, as of March 31, 2019, we had cash and cash equivalents of approximately $4.4 million. We believe our current cash balances are insufficient to cover the Company's operating expenses through the end of the second quarter of 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least a year after the issuance date of the accompanying condensed consolidated financial statements. The Company plans to address these conditions by raising capital through equity or debt financings, or a combination of both, from outside current and new investors and institutions, or through a sale of the Company. There is no assurance, however, that the Company will be successful in raising the needed capital or selling the Company, or, in the event of a capital raising, that it will be available on terms acceptable to the Company.

Our ability to continue as a going concern, and correspondingly to execute on our business plan and strategy, is dependent upon our ability to accomplish one or more of the following: raise additional capital in the very near term to fund our ongoing operations or engage in a strategic alternative, including a potential sale of the business. If we are unable to accomplish one or more of these alternatives the lender could declare an event of default under the loan and security agreement. If this occurs, we may have to pursue or otherwise accelerate strategic alternatives, including the possibility of seeking bankruptcy protection to protect stakeholder value in the event other options are not reasonably executable.

Debt Classification

Our debt outstanding under the August 2017 debt is currently classified as short-term. The loan and security agreement contains a subjective acceleration clause, which is a provision in a debt or financing agreement that allows the lender to accelerate the scheduled maturities of the debt or to cancel the financing agreement under conditions that are not objectively determinable, such as “if a material adverse change occurs” or for “failure to maintain satisfactory operations”. Under the terms of the loan and security agreement, if the lender were to determine that such an event occurs, the lender would be able to accelerate the amounts owed under the agreement, including outstanding principal, the final fee and any repayment penalty, and such amounts would become immediately due and payable. In addition, pursuant to the terms of the loan and security agreement, all of our bank accounts are subject to a control agreement between the bank, the lender and us, whereby, upon proper notice to the bank of an event occurring under the subjective acceleration clause, the lender would be able to automatically withdrawal all funds in our bank accounts, up to the amounts owed under the loan and security agreement. We believe classification of the debt as short term is appropriate as of March 31, 2019, due to the covenant violation for the quarter ended March 31, 2019 of the requirement to achieve minimum revenue levels, the uncertainty of our ability to meet future minimum revenue levels and minimum cash and receivable balances absent a capital raising, or adjustment of covenants. While the lender has not notified us of an event of default, the Company believes that the lender could consider these items as a material adverse change, which could give rise to an acceleration of any amounts outstanding under the loan and security agreement.

Results of Operations

The following table sets forth significant components of our results of operations for the periods presented.

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net revenue	$1,657	$1,754
Cost of goods sold	2,861	2,356
Gross loss	(1,204)	(602)
Operating expenses:
Research and development	1,084	1,450
Selling, general and administrative	3,255	3,983
Total operating expenses	4,339	5,433
Operating loss	(5,543)	(6,035)
Other expense (income), net:
Interest expense	502	460
Other income, net	(35)	(52)
Total other expense (income), net	467	408
Operating loss before income tax provision	(6,010)	(6,443)
Provision for income taxes	—	—
Net loss	$(6,010)	$(6,443)

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

Revenue and Cost of Goods Sold

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net revenue	$1,657	$1,754
Cost of goods sold	2,861	2,356
Gross loss	$(1,204)	$(602)

Net revenue. The decrease in revenue in the first quarter of 2019 relative to the comparable period in 2018 was the result of a decrease of $0.1 million in Australia revenues due to the Company's transition to a distributor in the third quarter of 2018, resulting in an overall decrease in average selling price. Worldwide unit sales remained relatively unchanged in the first quarter of 2019 relative to the comparable period in 2018.

Cost of Goods Sold. The increase in cost of goods sold of $0.5 million in the first quarter of 2019 relative to the comparable period of 2018 was primarily related to unabsorbed production costs due to under-utilization of manufacturing capacity commensurate with a slow down in production activity. In addition, we recorded an inventory write-down and other inventory reserves of $0.1 million in the first quarter of 2019 relative to approximately $0.7 million in the comparable period in 2018, primarily related to lower of cost or market, or LCM, adjustments.

We expect to continue to experience gross losses in 2019 as we continue to manufacture our products at volumes not sufficient to reduce the cost to manufacture to allow positive gross profit given the current forecasted average selling prices in the U.S. and reimbursement rates (which determine pricing to hospitals) in Australia.

Total Operating Expenses

	Three Months Ended
	March 31,		QTD Change
	2019	2018	%
	(in thousands)
Research and development	$1,084	$1,450	(25)
Selling, general and administrative	3,255	3,983	(18)
Total operating expenses	$4,339	$5,433	(20)

Research and Development Expense. Research and development expenses decreased by $0.4 million in the first quarter of 2019 relative to the comparable period of 2018, primarily due to a decrease in personnel expenses of $0.3 million.

Selling, General and Administrative Expense. Selling, general and administrative expense decreased by $0.7 million in the first quarter of 2019 relative to the comparable period of 2018, principally due a decrease in personnel expenses of $0.4 million and a decrease in marketing programs of $0.2 million.

Total Other Expense (Income), Net

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Interest expense	$502	$460
Other expense (income), net	(35)	(52)
Total other expense (income), net	$467	$408

Interest Expense. The increase in interest expense in the three months ended March 31, 2019, and relative to the comparable period in 2018 was due to increase amortization of debt issuance costs.

 Liquidity and Capital Resources

As of March 31, 2019, we have cash balances of $4.4 million. Based on our current operating plan, which includes a May 2019 reduction in workforce described in more detail elsewhere, this cash balance is insufficient to support our operating expenses beyond the second quarter of 2019.

We have incurred losses since our inception in 2005 including net losses after taxes of $6.0 million in the three months ended March 31, 2019, and $26.7 million, $29.0 million, and $19.4 million in 2018, 2017 and 2016, respectively, and as of March 31, 2019, we had an accumulated deficit of approximately $128.0 million. We have financed our operations from a combination of sales of equity securities and issuances of convertible term notes.

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

Under the loan and security agreement, as amended, we are required to maintain a certain minimum level of monthly revenues, in addition to complying with certain other covenants, including minimum cash balances and accounts receivable balances. The loan and security agreement also includes events of default, the occurrence and continuation of any of which provides the financial institution with the right to exercise remedies against us and the collateral securing the loans, including cash. These events of default include, among other things, the failure to pay amounts due under the credit facilities, insolvency, the occurrence of a material adverse event, which includes a material adverse change in our business, operations or properties (financial or otherwise) or a material impairment of the prospect of repayment of any portion of the obligations. A violation of any of these covenants or the occurrence of a material adverse change could result in a default under the loan and security, which would result in termination of all commitments and loans under the agreement and all amounts owing under the agreement to become immediately due and payable. As of September 30, 2017, March 31, 2018, June 30, 2018 and March 31, 2019, we were in violation of a covenant under the loan and security agreement. On November 9, 2017, AirXpanders and the financial institution entered into a waiver and first amendment to the loan and security agreement, pursuant to which we received a waiver of the event of default for the September 30, 2017 noncompliance with a financial covenant and modified certain financial covenants. On April 26, 2018, AirXpanders and the financial institution entered into a further waiver and second amendment to the loan and security agreement, pursuant to which it received a waiver of the event of default for the March 31, 2018 noncompliance with a financial covenant. On July 30, 2018, the Company and the financial institution entered into a further waiver and fourth amendment to the loan and security agreement, pursuant to which it received a waiver of the event of default for the June 30, 2018 noncompliance with a financial covenant. The Company was not in compliance with all covenants as of March 31, 2019, and the lender has not provided a waiver as of the date of issuance of the accompanying condensed consolidated financial statements.

In 2018 and the second quarter of 2019, we completed a number of organizational restructurings which included reductions in workforce to reduce operating costs and better align our workforce with the needs of our business.

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

Our ability to continue as a going concern, and correspondingly to execute on our business plan and strategy, is dependent upon our ability to accomplish one or more of the following: raise additional capital in the very near term to fund our ongoing operations or engage in a strategic alternative, which includes the potential sale of the business. On May 2, 2019, we engaged a financial advisor to assist us in exploring financial and strategic opportunities to enhance stakeholder value. If we are unable to accomplish one or more of these alternatives in the near term, the lender could declare an event of default under the loan and security agreement and we may have to pursue or otherwise accelerate strategic alternatives, including the possibility of seeking bankruptcy protection to protect stakeholder value in the event other options are not reasonably executable. As a result, our primary goal in the near-term is to successfully complete the review of strategic alternatives and consummate a transaction or series of transactions to achieve the objectives as described above. Our ability to identify and complete such a strategic alternative is highly speculative.

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(4,925)	$(8,417)
Net cash (used in) provided by investing activities	(51)	5,437
Net decrease in cash and cash equivalents	$(4,976)	$(2,980)

Cash Flows from Operating Activities

For the three months ended March 31, 2019, cash used in operating activities of $4.9 million resulted primarily from a net loss of $6.0 million, reduced by noncash adjustments, primarily depreciation and amortization of $0.3 million and stock based compensation of $0.2 million. Cash used was favorably impacted by $0.4 million to due improved working capital.

For the three months ended March 31, 2018, cash used in operating activities of $8.4 million resulted primarily from a net loss of $6.4 million, reduced by noncash adjustments, primarily depreciation and amortization of $0.3 million and stock based compensation of $0.2 million. Additional operating cash requirements consisted of $2.8 million for inventory purchases.

Cash Flows from Investing Activities

For the three months ended March 31, 2019, cash used by investing activities consisted of capital expenditures.

For the three months ended March 31, 2018, cash provided by investing activities consisted of $5.9 million of maturities of short-term investments, and $0.5 million for capital expenditures.

 Cash Flows from Financing Activities

There were no activities from financing activities in the three months ended March 31, 2019 and 2018.

Funding Considerations

Based on our current operating plan, we do not have sufficient capital to continue our operations beyond the second quarter of 2019. We plan to raise additional capital in the future to support our operations. However, we currently have no committed sources of capital funding and there is no assurance that additional funding will be available to us in the future or be secured on acceptable terms. These factors raise substantial doubt about our ability to continue as a going concern within one year from the date the consolidated financial statements are issued. If adequate funding is not available, we may no longer be a going concern and may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

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

Contractual Obligations and Commitments

During the three months ended March 31, 2019, there have been no material changes to the contractual obligations previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 1A.    Risk Factors

Our business is subject to various risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K for the year ended December 31, 2018, or the Form 10-K. Our business faces significant risks and uncertainties, and those described below may not be the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition or results of operations. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock. We have marked with an asterisk (*) those risks described below that reflect substantive changes from, or additions to, the risks described under Part I, Item 1A, “Risk Factors” included in the Form 10-K.

Risks Related to Our Business

We will need additional funding and may be unable to raise capital when needed, which could force us to delay, reduce, or eliminate planned activities or may result in our inability to operate as a going concern.*

As we have limited commercialization of our product, we are generating a small amount of revenue and are not cash flow positive or profitable. Our net revenue from sales of AeroForm was approximately $1.7 million for the three months ended March 31, 2019, and $7.8 million and $3.9 million for the years ended December 31, 2018 and 2017, respectively, and, as of March 31, 2019, we had cash and cash equivalents of approximately $4.4 million. We believe our current cash balances will not cover operating expenses beyond the second quarter of 2019. Our existing capital may be insufficient to meet our operating requirements. These requirements include, but not limited to, funding our continued commercial launch of AeroForm in the United States, or U.S., building our supporting manufacturing infrastructure and building inventory, continuing to build a dependable partnership with our current and other contract manufacturers, building our salesforce to support our commercialization efforts, repaying our outstanding debt obligations and covering any losses. Consequently, we may need to raise additional funds through financings or borrowings beyond this rights offering in order to accomplish our planned objectives. Failure to raise additional funds could delay, reduce, or halt our commercialization and would impact our ability to continue as a going concern. Additionally, we might be required to consider the sale of our business or assets on unfavorable business terms.

We have no committed sources of capital funding and there is no assurance that additional funding, if required, will be available to us in the future or be secured on acceptable terms. If adequate funding is not available, we may no longer be a going concern and may be forced to curtail operations, including our commercial activities and research and development programs, or cease operations altogether, file for bankruptcy, or undertake any combination of the foregoing. In such event, our stockholders may lose their entire investment in our company.

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

Our independent registered accountants report on our December 31, 2018 consolidated financial statements contains an emphasis of a matter regarding substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Based on our current operating plan, we do not have sufficient capital to continue our operations beyond June 30, 2019 without capital raising and material operational changes. You should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

We have engaged a financial advisor to explore financial and strategic alternatives, which could include dilutive financings, strategic partnerships, sale of the company or bankruptcy.*

We engaged a financial advisor to identify and evaluate possible financial and strategic alternatives and their implications for the Company. No assurance can be given as to whether any particular recommended financial or strategic alternative will be undertaken, and if so, upon what terms or conditions. We may not have enough available cash to purse a strategic restructuring, refinancing, or other transaction, and may have to file for bankruptcy. Bankruptcy, whether Chapter 11 or Chapter 7, could result in significant decrease in value for all stakeholders. In addition, if we file for bankruptcy, it may cause disruption in supply from critical vendors required to continue operations, negatively impact sales and collections from customers and negatively impact employee relations.

We have a history of net losses and we may never achieve or maintain profitability.

We are a U.S. based medical device company with a limited history of operations and have limited commercial experience with our product. Medical device product development is a speculative undertaking and involves a substantial degree of risk. To date, we have focused on developing our sole product, AeroForm, and currently have no other products in development. We have incurred net losses since our inception, including net losses of approximately $6.0 million in the three months ended March 31, 2019, and $26.7 million in 2018, $29.0 million in 2017, and $19.4 million in 2016. As of March 31, 2019, our accumulated deficit was approximately $128.0 million. Although we have started to generate revenues from sales in Australia and the United States, we expect to continue to incur significant operating losses for the near future as we incur costs, including those associated with commercializing our products, building our supporting manufacturing infrastructure, building a dependable partnership with our current and other contract manufacturers, as well as the increased costs associated with being a public company in the U.S. with equity securities listed on the ASX.

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

Oxford has already granted us three waivers in connection with covenant breaches under the loan and security agreement, and we believe they may grant us a waiver for the most recent covenant breaches related to the revenue shortfall for the quarter ended March 31, 2019 and the three month period ended April 30, 2019, but there is no certainty that Oxford will grant us a further waiver if we do not comply with any covenants in the future. There is no guarantee that future covenant violations (if any) will similarly be waived. We are currently evaluating our prospects of meeting the covenants in the coming months.

If Oxford were to declare an event of default, it would have the option, among other things, of accelerating the debt under our loan and security agreement and foreclosing on the Company’s assets pledged as collateral for the term loan. Any declaration of an event of default would result in a requirement that we repay indebtedness, which could severely affect our liquidity and significantly harm our business.

Due to our current cash flow position, the substantial doubt about our ability to continue as a going concern, and Oxford's ability to declare an event of default, we reclassified the long-term portion of the loan to current. We will continue to evaluate the debt classification on a quarterly basis and evaluate for reclassification in the future should our financial condition improve.

Additionally, the existing collateral pledged under the loan and security agreement, and the covenants to which we are bound may prevent us from being able to secure additional debt or equity financing on favorable terms, or at all, or to pursue business opportunities, including potential acquisitions, heighten our vulnerability to downturns in our business or our industry or the general economy, limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors who have greater capital resources.

Our results of operations could be negatively impacted if we are unable to collect our accounts receivable or if we experience a large number of product returns.*

We are currently selling our product primarily to hospitals in the United States. In connection with each sale, we typically provide credit to customers on a short-term basis with payment typically due within 30 days of invoicing. In the past we have experienced and may continue to experience the need to write off accounts receivable due to the inability to collect outstanding customer balances. The restructuring announced in May 2019 which included the elimination of approximately half of the field sales force could have a negative impact on our customers' perception and negatively impact our ability to collect amounts due from customers. The inability to collect accounts receivable may continue to have a negative impact on our results of operations.

We reserve for sales returns as a reduction to revenue based on our historical experience with return rates and the specific circumstances which lead us to believe a customer may return product. If we experience a large number of product returns or an unexpected increase to product return rates, it would have a negative impact on our revenue and results of operations.

If we are unable to identify a new manufacturing facility, our ability to manufacture and sell our product and to pursue our research and development efforts may be jeopardized.*

We currently manufacture key subassemblies and product components of the AeroForm system in our single facility in San Jose, California. Our products consist of components sourced from a variety of contract manufacturers and suppliers, with final packaging completed at our facility. Our current sublease on the San Jose, California, facility expires at the end of August 2019. If we are unable to identify and secure a new facility, it may be difficult or impossible for us to manufacture products for an extended period of time. If a facility is unavailable for even a short period of time, the inability to manufacture our current products, and the interruption in research and development of any future products, may result in harm to our reputation, increased costs, lower revenues and the loss of customers. Furthermore, once identified and secured, it could be costly and time-consuming to move our operations to the new facility, particularly as the use of a new facility would require FDA review and approval of a PMA supplement.

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

Efforts to restructure our operations and align our resources with market opportunities could disrupt our business and affect our results of operations.*

In 2018 and in May 2019, we completed a number of reductions in force and internal reorganizations to reduce the size and cost of our operations and to better match our resources with our market opportunities. We may take similar steps in the future to improve efficiency and match our resources with market opportunities. These changes may not be successful in adequately reducing the cost of our operations. In addition, any such changes could be disruptive to our business.

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

There have been reports of anaplastic large cell lymphoma linked to textured breast implants. While not directly linked to textured tissue expanders, some have questioned if there is a similar link. These events may lead to a reduction in the demand for textured tissue expanders and could adversely affect our business.*

Breast implants have been associated with higher rates of anaplastic large cell lymphoma, or ALCL, a rare type of cancer affecting cells of the immune system. In January 2011, the FDA indicated that there was a possible association between saline and silicone gel-filled breast implants and higher rates of ALCL, with the causal links not yet understood. In March 2015, France’s National Cancer Institute, or NCI, noted that there is a clearly established link between ALCL and breast implants, which is referred to as breast implant-associated ALCL, or BIA-ALCL. The NCI noted in that report that most of the reported cases occurred in women with textured implants. In response, the Agence Nationale de Sécurité du Médicament et des Produits de Santé or ANSM, the regulatory authority in France, has required manufacturers marketing breast implants in France to submit biocompatibility data for review, and this review is ongoing. In the fourth quarter of 2018, following the non-renewal of its textured breast implant CE Mark licenses in Europe, Allergan plc suspended sales of textured breast implants and tissue expanders in Europe and withdrew its remaining textured breast implants and tissue expanders then on the market in Europe. In the second quarter of 2019, ANSM banned the sale of macro-textured and polyurethane implants, Health Canada advised Allergan of its intent to suspend its licenses for certain textured breast implants, and the Netherlands temporarily suspended the sale of macro-textured and polyurethane implants. While the Company does not commercialize in these markets, it is possible that as the BIA-ALCL risk becomes highly publicized, this could negatively, and significantly, impact demand for textured tissue expanders, including Aeroform. Additionally, in the fourth quarter of 2018, despite no known linkage between ALCL and textured tissue expanders, the Therapeutic Goods Administration in Australia, the regulatory body responsible for our products, after consultation with us, required that additional patient warnings be added to our labeling to disclose the risk of ALCL.

Future clinical studies or clinical experience may more strongly indicate that textured breast implants expose patients to greater risks of ALCL, which may reduce demand for textured tissue expanders generally, expose us to product liability claims, as well as to class actions and other lawsuits. These impacts may occur in the absence of any specific linkage with our products. Moreover, if cases of ALCL or other complications are discovered in the future and/or are reported in patients with AeroForm, we could be subject to mandatory product recalls, suspension or withdrawal of our regulatory licensure for sale in one or more countries, and significant legal liability. Any of these may have an adverse effect on our business or operating results, or a negative impact on our share price.

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

Our manufacturing processes are required to comply with the FDA’s Quality System Regulations, which cover the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces its Quality System Regulations through periodic unannounced inspections. If our manufacturing facility fails a Quality System inspection, our operations and manufacturing could be interrupted. Failure to take adequate and timely corrective action in response to an adverse Quality System inspection could force a shutdown of our manufacturing operations or a recall of our products. As we have outsourced a significant portion of our manufacturing to a contract manufacturer located in Costa Rica, we have limited direct control over the compliance of the facility which manufactures AeroForm. While we have implemented supplier and quality controls over the product being provided to us by the contract manufacturer, if the manufacturer does not comply with any relevant requirements, this may adversely affect our ability to manufacturer and sell AeroForm.

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

As of March 31, 2019, our principal stockholders beneficially owned a substantial percentage of our voting stock. If these significant stockholders were to act together, they would be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, there is a risk that these stockholders, although unrelated to each other, may make collective decisions that do not accord with, or are not in the best interests of, other stockholders and CDI holders. For example, the principal stockholders could, through their concentration of ownership, delay or prevent a change of control, even if a change of control is in the best interests of our other stockholders and CDI holders.

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

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act). Although we have been listed on the ASX since 2015 and have been required to file financial information and make certain other filings with the ASX, our status as a U.S. reporting company under the Exchange Act will cause us to incur additional legal, accounting and other expenses that we have not previously incurred. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain approximately the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors (and the Audit and Risk Committee in particular) or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

The costs and management time involved in complying with Delaware laws, Australian laws and U.S. reporting requirements are likely to be significant.

As a Delaware company with an ASX listing and a registration as a foreign company in Australia, we will need to ensure continuous compliance with Delaware law and relevant Australian laws and regulations, including the ASX Listing Rules and certain provisions of the Corporations Act. To the extent of any inconsistency between Delaware law and Australian law and regulations, we may need to make changes to our business operations, structure or policies to resolve such inconsistency. If we are required to make such changes, this is likely to result in interruptions to our operations, additional demands on key employees and extra costs.

Item 2.     Unregistered Sales of Equity Securities

None

Item 6. Exhibits

Exhibit No.	Description of Document

3.1*	Amended and Restated Certificate of Incorporation

3.2*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation

3.3*	Amended and Restated By-Laws

31.1**	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

31.2**	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

32.1***	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

32.1***	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Database

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Previously filed as the similarly numbered exhibit to the Form 10 (File No. 000-55781), filed with the Securities and Exchange Commission on July 17, 2017, and incorporated by reference herein.
**	Filed herewith
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

AirXpanders, Inc. (Registrant)

	By:	/s/ Scott Murcray
Name: Scott Murcray
Date: May 15, 2019		Title: Chief Financial Officer and Chief Operating Officer